Form 10-Q
period 2007-06-30
Health Finance CORP; Team Finance LLC
filed 2007-08-09
CIK 1356200, 1356207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

As of August 9, 2007, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock, with a par value of $.01 of Health Finance Corporation.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Finance LLC and Team Health, Inc. (collectively, the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to professional liability lawsuits and governmental agency investigations;

•	the adequacy of our insurance coverage and insurance reserves;

•	our reliance on third-party payers;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our ability to enter into and retain contracts with hospitals, military treatment facilities and other healthcare facilities on attractive terms;

•	changes in rates or methods of government payments for our services;

•	our ability to successfully integrate strategic acquisitions;

•	the control of our company by our sponsor may be in conflict with our interests;

•	our future capital needs and ability to obtain future financing;

•	our ability to carry out our business strategy;

•	our ability to continue to recruit and retain qualified healthcare professionals and our ability to attract and retain operational personnel;

•	competition in our market;

•	our ability to maintain or implement complex information systems;

•	our substantial indebtedness;

•	our ability to generate cash flow to service our debt obligations;

•	certain covenants in our debt documents;

•	general economic conditions; and

•	other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including filings on Forms 10-Q and 10-K.

The Company disclaims any intent or obligation to update “forward looking statements” made in this Form 10-Q to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

TEAM FINANCE LLC

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED JUNE 30, 2007

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM FINANCE LLC

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,656	$3,999
Accounts receivable, less allowance for uncollectibles of $166,779 and $168,416 in 2007 and 2006, respectively	209,601	207,031
Prepaid expenses and other current assets	20,250	11,463
Receivables under insurance programs	31,054	36,287
Income tax receivable	—	1,403

Total current assets	265,561	260,183
Investments of insurance subsidiary	69,054	59,809
Property and equipment, net	25,624	21,847
Other intangibles, net	26,146	29,051
Goodwill	149,069	150,459
Deferred income taxes	79,747	86,726
Receivables under insurance programs	29,244	23,213
Other	28,066	23,272

	$672,511	$654,560

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,226	$13,618
Accrued compensation and physician payable	90,565	86,410
Other accrued liabilities	80,836	76,855
Income tax payable	2,572	—
Current maturities of long-term debt	4,250	11,050
Deferred income taxes	25,661	22,673

Total current liabilities	213,110	210,606
Long-term debt, less current maturities	629,375	631,500
Other non-current liabilities	172,071	179,144
Accumulated other comprehensive loss	(405)	(276)
Members’ deficit	(341,640)	(366,414)

	$672,511	$654,560

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Net revenue	$518,945	$453,760
Provision for uncollectibles	215,373	185,956

Net revenue less provision for uncollectibles	303,572	267,804
Cost of services rendered
Professional service expenses	233,756	203,319
Professional liability costs	11,889	12,147

Gross profit	57,927	52,338
General and administrative expenses	27,873	27,016
Management fee and other expenses	885	938
Depreciation and amortization	3,609	7,106
Interest expense, net	13,307	14,110

Earnings before income taxes	12,253	3,168
Provision for income taxes	4,660	965

Net earnings	$7,593	$2,203

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Net revenue	$1,006,451	$871,918
Provision for uncollectibles	400,224	340,232

Net revenue less provision for uncollectibles	606,227	531,686
Cost of services rendered
Professional service expenses	462,420	399,344
Professional liability costs	6,214	11,671

Gross profit	137,593	120,671
General and administrative expenses	57,281	53,150
Management fee and other expenses	1,818	1,815
Impairment of intangibles	—	9,523
Depreciation and amortization	7,113	14,241
Interest expense, net	27,774	27,895

Earnings before income taxes	43,607	14,047
Provision for income taxes	16,983	6,913

Net earnings	$26,624	$7,134

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$26,624	$7,134
Adjustments to reconcile net earnings:
Depreciation and amortization	7,113	14,241
Amortization of deferred financing costs	1,091	1,215
Employee equity based compensation expense	280	337
Provision for uncollectibles	400,224	340,232
Impairment of intangibles	—	9,523
Deferred income taxes	11,428	1,307
Loss on sale of equipment	67	20
Equity in joint venture income	(835)	(815)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(402,795)	(340,632)
Prepaids and other assets	(13,460)	(13,111)
Income tax accounts	2,548	11,912
Accounts payable	(4,392)	(9,723)
Accrued compensation and physician payable	5,095	(4,761)
Other accrued liabilities	1,316	(1,467)
Professional liability reserves	(5,079)	1,000

Net cash provided by operating activities	29,225	16,412
Investing Activities
Purchases of property and equipment	(8,053)	(4,107)
Cash paid for acquisitions, net	(1,094)	(3,000)
Net purchases of investments by insurance subsidiary	(9,374)	(9,157)
Other investing activities	125	91

Net cash used in investing activities	(18,396)	(16,173)
Financing Activities
Payments on notes payable	(2,125)	(2,125)
Proceeds from revolving credit facility	69,500	80,400
Payments on revolving credit facility	(76,300)	(80,000)
Payments of deferred financing costs	(500)	(680)
Redemption of common units	(797)	—
Proceeds from sale of common units	50	—
Purchase of treasury stock	—	(2,161)
Transaction payments in connection with recapitalization	—	(56)

Net cash used in financing activities	(10,172)	(4,622)

Net increase (decrease) in cash	657	(4,383)
Cash and cash equivalents, beginning of period	3,999	10,644

Cash and cash equivalents, end of period	$4,656	$6,261

Interest paid	$29,176	$28,440

Taxes paid	$1,280	$3,948

See accompanying notes to financial statements.

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

On November 23, 2005, affiliates of The Blackstone Group (“Blackstone”), a private equity firm, by way of merger with Team Health Holdings LLC (“Holdings”), acquired a 91.1% interest in Holdings (the “Recapitalization Merger”). Holdings became the parent corporation of Team Finance LLC (“Team Finance”). Also pursuant to the Merger Agreement dated October 11, 2005, Team MergerSub Inc., a Tennessee Corporation and wholly-owned subsidiary of Team Finance merged with and into Team Health, Inc. (“Team Health”) (the “Reorganization Merger”). References and information noted as being those of the “Company”, “we” or “our” relate to both Team Health and Team Finance. The remaining 8.9% ownership in Holdings is held by members of management of the Company.

The Recapitalization Merger was accounted for as a recapitalization. The Reorganization Merger was accounted for as an acquisition of minority interest, whereby the common stock of Team Health that was not owned by Holdings prior to November 23, 2005, was recorded at fair value resulting in an adjustment to the carrying value of the pro rata portion of assets and liabilities deemed to have been acquired or assumed in the Reorganization Merger. Pursuant to the Reorganization Merger, all the existing outstanding minority equity interests in Team Health was acquired by Holdings, resulting in Holdings owning 100% of the outstanding equity interests in Team Health. In 1999, our former controlling stockholders acquired their controlling interest in Team Health in a transaction that was also accounted for as a recapitalization (the “1999 Recapitalization”). The Reorganization Merger also required the “push down” of the accounting basis established in the 1999 Recapitalization. Accordingly, the historical information for Team Health was restated for the effect of the Reorganization Merger for the purpose of presenting these consolidated financial statements of Team Finance.

The accompanying unaudited consolidated financial statements include the accounts of Team Health and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2006 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2007.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2. New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value,

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial reporting and disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 will become effective on January 1, 2008, and the Company has not yet determined the impact, if any, on its consolidated financial statements.

Note 3. Impairment of Intangibles

In April 2006, Team Health Anesthesiology Management Services (“THAMS”) received notification from its largest anesthesia practice client of their intent to terminate its contract in accordance with the terms of the agreement. Management concluded that THAMS’ existing revenues and operating income would be materially adversely affected as a result of this contract termination. The above noted facts and circumstances were concluded by management to require a test for recoverability of the existing contract intangibles under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and a “triggering event” under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Consequently the Company recorded a charge of $2.0 million in the results of operations in the first quarter of 2006. The charge reduced the book value of the contract intangibles within the management services reporting segment to its fair value estimated to be $0.7 million as of March 31, 2006, as determined by using a discounted cash flow model.

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

In January 2007, the Company completed a strategic review of THAMS, and based upon the review, concluded that the existing business model of providing management services to independent physician groups was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company has elected to exit this non-core business line. In conjunction with this decision, the Company recorded an additional impairment loss of $0.7 million in the fourth quarter of 2006 in order to reduce the carrying value of the remaining intangible assets of THAMS. The total impairment loss in 2006 associated with these operations was $10.2 million, including $9.5 million recorded in the first quarter of 2006. As of December 31, 2006, subsequent to recording the impairment loss, there were no remaining intangibles associated with the THAMS operations. The Company has recognized approximately $1.0 million related to severance and other exit costs in connection with the transition during the six months ended June 30, 2007. The Company estimates the transition to be completed by the end of the third quarter of 2007.

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Acquisitions

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

Note 5. Net Revenue

Net revenue for the three and six months ended June 30, 2007 and 2006, respectively, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Fee for service revenue	$410,321	$354,012	$789,532	$675,251
Contract revenue	101,266	91,488	202,058	180,168
Other revenue	7,358	8,260	14,861	16,499

	$518,945	$453,760	$1,006,451	$871,918

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of June 30, 2007 and December 31, 2006 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of June 30, 2007:
Contracts	$37,323	$11,291
Other	448	334

Total	$37,771	$11,625

As of December 31, 2006:
Contracts	$37,323	$8,409
Other	448	311

Total	$37,771	$8,720

Aggregate amortization expense:
For the six months ended June 30, 2007	$2,905

Estimated amortization expense:
For the remainder of the year ended December 31, 2007	$2,761
For the year ended December 31, 2008	5,047
For the year ended December 31, 2009	4,964
For the year ended December 31, 2010	4,707
For the year ended December 31, 2011	4,707

Note 7. Income Taxes

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $1.6 million charge to members’ equity, a reduction in the deferred tax assets of approximately $0.4 million and an increase in the liability for unrecognized tax benefits of approximately $1.3 million. The Company recognizes interest accrued related to the unrecognized tax benefits in interest expense and penalties in operating expenses. Included in the above estimates is approximately $0.2 million of interest expense.

The amount of unrecognized tax benefits that, if recognized, would affect the effective rate are approximately $1.6 million.

The Company and its subsidiaries file income tax returns in the U. S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U. S. federal, state or local examination by tax authorities for years before 2003.

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effective rate for the six months ended June 30, 2007 was 38.9% compared to 49.2% for the same period in 2006. The variance between periods is attributable to the non-deductibility of a portion of the impairment charge discussed in Note 3. Approximately $3.8 million of the $9.5 million charge is deductible for tax purposes.

Note 8. Long-Term Debt

Long-term debt as of June 30, 2007 consisted of the following (in thousands):

Term Loan Facilities	$418,625
11.25% Senior Subordinated Notes	215,000
Revolving line of credit	—

633,625
Less current portion	(4,250)

$629,375

The interest rate for any revolving credit facility borrowings is based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of June 30, 2007, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.25% or the agent bank’s base rate plus 1.25%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at June 30, 2007.

The interest rate at June 30, 2007 was 7.36% for amounts outstanding under the term loan facility. Effective April 5, 2007, the Company amended its senior credit agreement. The amendment reduced the interest rate on any term loans outstanding equal to the euro dollar rate plus 2.00% or the agent bank’s base rate plus 1.00%. Previously, the interest rate on term loan borrowings was equal to the euro dollar rate plus 2.50% or the agent bank’s base rate plus 1.50%. The Company is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies. In addition, prior to April 5, 2008, in the event of a prepayment of the outstanding term loans associated with a refinancing whose primary purpose is a reduction in the term loan interest rate, the Company will pay a fee equal to 1.0% of the prepayment amount. Other significant terms and conditions of the credit agreement, including the maturity date of November 23, 2012, did not change under the amendment.

No borrowings under the revolving credit facility were outstanding as of June 30, 2007, and the Company had $8.0 million of standby letters of credit outstanding against the revolving credit facility commitment.

The Company issued on November 23, 2005, 11.25% Senior Subordinated Notes (the “Notes”) in the amount of $215.0 million due December 1, 2013. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning on December 1, 2009, the Company may redeem some or all of the Notes at any time at various redemption prices.

The Notes are guaranteed jointly and severally on a full and unconditional basis by all of the Company’s domestic wholly-owned operating subsidiaries (the “Subsidiary Guarantors”) as required by the Indenture Agreement.

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Aggregate annual maturities of long-term debt as of June 30, 2007 are as follows (in thousands):

2007	$4,250
2008	4,250
2009	4,250
2010	4,250
2011	4,250
Thereafter	612,375

Note 9. Professional Liability Insurance

The Company’s professional liability loss reserves consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Estimated losses under self-insured programs	$165,433	$170,512
Estimated losses under commercial insurance programs	60,298	59,500

	225,731	230,012
Less estimated payable within one year	(64,383)	(59,486)

	$161,348	$170,526

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with the commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of June 30, 2007, the insured loss limit under the policy was $143.2 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported. The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies performed by an independent actuarial firm. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected.

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s most recent actuarial valuation was completed in April 2007. As a result of such actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $19.6 million in the six months ended June 30, 2007, related to its reserves for losses in prior years. The Company had previously realized a $12.1 million reduction in its professional liability loss liability in the six months ended June 30, 2006, resulting from an actuarial study completed in April 2006.

Note 10. Share-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment—Revised 2000.

In November 2005, the Company adopted the 2005 Unit Plan. A total of 400,000 Class B Common Units and 600,000 Class C Common Units are authorized for issuance to executives and other key employees under the 2005 Unit Plan. As of June 30, 2007, there were 309,371 restricted Class B Common Units and 433,120 Class C Common Units outstanding. The outstanding units vest ratably over five years and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted is based on the grant date fair value in accordance with the provisions of SFAS No. 123(R). For the six months ended June 30, 2007 and 2006, the Company recognized $0.3 million of employee equity based compensation expense. As of June 30, 2007, there was $1.9 million of unrecognized compensation expense related to nonvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of employee equity based awards have been historically immaterial to the Company.

Also, in connection with the issuance of the restricted units, the Company recognized a tax benefit of approximately $1.0 million in 2006.

Note 11. Contingencies

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

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquisition Payments

As of June 30, 2007, the Company may have to pay up to $9.6 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2007. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the six months ended June 30, 2007, the Company made $1.1 million in cash payments related to previous acquisitions.

Note 12. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$7,593	$2,203	$26,624	$7,134
Net change in fair market value of investments	(268)	(119)	(129)	(344)

Comprehensive earnings	$7,325	$2,084	$26,495	$6,790

Note 13. Segment Reporting

The Company provides its services through five operating segments which are aggregated into two reportable segments, Healthcare Services and Management Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics, and occupational health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee-for-service as well as a cost plus basis. The Management Services segment, which consists of medical group management services and external billing and collection services, provides a range of management and billing services on a fee basis. These services include strategic management, management information systems, third-party payer contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services.

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

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Revenue less provision for uncollectibles:
Healthcare Services	$299,767	$261,954	$597,768	$519,872
Management Services	3,805	5,850	8,459	11,814

	$303,572	$267,804	$606,227	$531,686

Operating earnings:
Healthcare Services	$36,802	$27,206	$94,076	$71,489
Management Services	256	444	578	(8,586)
General Corporate	(11,498)	(10,372)	(23,273)	(20,961)

	$25,560	$17,278	$71,381	$41,942

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the 11.25% Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the 11.25% Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006, are as follows:

Consolidated Balance Sheet

	As of June 30, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,656	$—	$—	$4,656
Accounts receivable, net	209,601	—	—	209,601
Prepaid expenses and other current assets	29,858	41,201	(50,809)	20,250
Receivables under insurance programs	31,054	—	—	31,054
Income tax receivable	—	—	—	—

Total current assets	275,169	41,201	(50,809)	265,561
Investments of insurance subsidiary	—	69,054	—	69,054
Property and equipment, net	25,624	—	—	25,624
Other intangibles, net	26,146	—	—	26,146
Goodwill	149,069	—	—	149,069
Deferred income taxes	75,154	195	4,398	79,747
Receivables under insurance programs	29,244	—	—	29,244
Investments in subsidiaries	9,568	—	(9,568)	—
Other	27,905	161	—	28,066

	$617,879	$110,611	$(55,979)	$672,511

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$9,158	$10,702	$(10,634)	$9,226
Accrued compensation and physician payable	90,565	—	—	90,565
Other accrued liabilities	47,511	69,102	(35,777)	80,836
Income taxes payable	2,572	—	—	2,572
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	25,661	—	—	25,661

Total current liabilities	179,717	79,804	(46,411)	213,110
Long-term debt, less current maturities	629,375	—	—	629,375
Other non-current liabilities	150,832	21,239	—	172,071
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	5,239	(5,239)	—
Accumulated other comprehensive loss	(4)	(401)	—	(405)
Members’ equity	(342,041)	—	401	(341,640)

	$617,879	$110,611	$(55,979)	$672,511

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidated Balance Sheet

	As of December 31, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$3,999	$—	$—	$3,999
Accounts receivable, net	207,031	—	—	207,031
Prepaid expenses and other current assets	10,690	22,776	(22,003)	11,463
Receivables under insured programs	36,287	—	—	36,287
Income tax receivable	1,452	—	(49)	1,403

Total current assets	259,459	22,776	(22,052)	260,183
Investments of insurance subsidiary	—	59,809	—	59,809
Property and equipment, net	21,847	—	—	21,847
Other intangibles, net	29,051	—	—	29,051
Goodwill	150,459	—	—	150,459
Deferred income taxes	81,335	180	5,211	86,726
Receivables under insured programs	23,213	—	—	23,213
Investment in subsidiary	12,771	—	(12,771)	—
Other	23,071	201	—	23,272

	$601,206	$82,966	$(29,612)	$654,560

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$13,584	$34	$—	$13,618
Accrued compensation and physician payable	86,410	—	—	86,410
Other accrued liabilities	53,658	39,989	(16,792)	76,855
Income taxes payable	—	49	(49)	—
Current maturities of long-term debt	11,050	—	—	11,050
Deferred income taxes	22,673	—	—	22,673

Total current liabilities	187,375	40,072	(16,841)	210,606
Long-term debt, less current maturities	631,500	—	—	631,500
Other non-current liabilities	149,021	30,123	—	179,144
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,313	(8,313)	—
Accumulated other comprehensive loss	(4)	(272)	—	(276)
Members’ equity	(366,686)	—	272	(366,414)

	$601,206	$82,966	$(29,612)	$654,560

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidated Statement of Operations

	Three Months Ended June 30, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$518,945	$9,969	$(9,969)	$518,945
Provision for uncollectibles	215,373	—	—	215,373

Net revenues less provision for uncollectibles	303,572	9,969	(9,969)	303,572
Cost of services rendered
Professional expenses	247,460	8,154	(9,969)	245,645

Gross profit	56,112	1,815	—	57,927
General and administrative expenses	27,838	35	—	27,873
Management fee and other expenses	885	—	—	885
Depreciation and amortization	3,609	—	—	3,609
Interest expense (income), net	14,153	(846)	—	13,307

Earnings before income taxes	9,627	2,626	—	12,253
Provision for income taxes	3,741	919	—	4,660

Net earnings	$5,886	$1,707	$—	$7,593

Consolidated Statement of Operations

	Three Months Ended June 30, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$453,760	$8,895	$(8,895)	$453,760
Provision for uncollectibles	185,956	—	—	185,956

Net revenue less provision for uncollectibles	267,804	8,895	(8,895)	267,804
Cost of services rendered
Professional expenses	216,458	7,903	(8,895)	215,466

Gross profit	51,346	992	—	52,338
General and administrative expenses	26,949	67	—	27,016
Management fee and other expenses	938	—	—	938
Depreciation and amortization	7,106	—	—	7,106
Interest expense (income), net	14,615	(505)	—	14,110

Earnings before income taxes	1,738	1,430	—	3,168
Provision for income taxes	666	299	—	965

Net earnings	$1,072	$1,131	$—	$2,203

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidated Statement of Operations

`	Six Months Ended June 30, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$1,006,451	$20,044	$(20,044)	$1,006,451
Provision for uncollectibles	400,224	—	—	400,224

Net revenues less provision for uncollectibles	606,227	20,044	(20,044)	606,227
Cost of services rendered
Professional expenses	485,565	3,113	(20,044)	468,634

Gross profit	120,662	16,931	—	137,593
General and administrative expenses	57,141	140	—	57,281
Management fee and other expenses	1,818	—	—	1,818
Depreciation and amortization	7,113	—	—	7,113
Interest expense (income), net	29,260	(1,486)	—	27,774

Earnings before income taxes	25,330	18,277	—	43,607
Provision for income taxes	10,586	6,397	—	16,983

Net earnings	$14,744	$11,880	$—	$26,624

Consolidated Statement of Operations

	Six Months Ended June 30, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$871,918	$17,200	$(17,200)	$871,918
Provision for uncollectibles	340,232	—	—	340,232

Net revenue less provision for uncollectibles	531,686	17,200	(17,200)	531,686
Cost of services rendered
Professional expenses	430,301	(2,086)	(17,200)	411,015

Gross profit	101,385	19,286	—	120,671
General and administrative expenses	53,066	84	—	53,150
Management fee and other expenses	1,815	—	—	1,815
Impairment of intangibles	9,523	—	—	9,523
Depreciation and amortization	14,241	—	—	14,241
Interest expense (income), net	28,828	(933)	—	27,895

Earnings (loss) before income taxes	(6,088)	20,135	—	14,047
Provision for income taxes	65	6,848	—	6,913

Net earnings (loss)	$(6,153)	$13,287	$—	$7,134

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$14,744	$11,880	$—	$26,624
Adjustments to reconcile net earnings:
Depreciation and amortization	7,113	—	—	7,113
Amortization of deferred financing costs	1,091	—	—	1,091
Employee based compensation expense	280	—	—	280
Provision for uncollectibles	400,224	—	—	400,224
Deferred income taxes	10,585	843	—	11,428
Loss on sale of equipment	67	—	—	67
Equity in joint venture income	(835)	—	—	(835)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(402,795)	—	—	(402,795)
Prepaids and other assets	5,737	(19,197)	—	(13,460)
Income tax accounts	2,598	(50)	—	2,548
Accounts payable	(4,426)	34	—	(4,392)
Accrued compensation and physician payable	5,095	—	—	5,095
Other accrued liabilities	(17,669)	18,985	—	1,316
Professional liability reserves	(6,324)	1,245	—	(5,079)

Net cash provided by operating activities	15,485	13,740	—	29,225
Investing activities
Purchases of property and equipment	(8,053)	—	—	(8,053)
Cash paid for acquisitions, net	(1,094)	—	—	(1,094)
Net change in captive investments	—	(9,374)	—	(9,374)
Other investing activities	125	—	—	125

Net cash used in investing activities	(9,022)	(9,374)	—	(18,396)
Financing activities
Payments on notes payable	(2,125)	—	—	(2,125)
Proceeds from revolving credit facility	69,500	—	—	69,500
Payments on revolving credit facility	(76,300)	—	—	(76,300)
Payments of deferred financing costs	(500)	—	—	(500)
Redemption of common units	(797)	—	—	(797)
Proceeds from sales of common units	50	—	—	50
Net transfers from parent and parent’s subsidiaries	4,366	(4,366)	—	—

Net cash used in financing activities	(5,806)	(4,366)	—	(10,172)

Net increase in cash and cash equivalents	657	—	—	657
Cash and cash equivalents, beginning of period	3,999	—	—	3,999

Cash and cash equivalents, end of period	$4,656	$—	$—	$4,656

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings (loss)	$(6,153)	$13,287	$—	$7,134
Adjustments to reconcile net earnings (loss):
Depreciation and amortization	14,241	—	—	14,241
Amortization of deferred financing costs	1,215	—	—	1,215
Employee equity based compensation expense	337	—	—	337
Impairment of intangibles	9,523	—	—	9,523
Provision for uncollectibles	340,232	—	—	340,232
Deferred income taxes	2,415	(1,108)	—	1,307
Loss on sale of equipment	20	—	—	20
Equity in joint venture income	(815)	—	—	(815)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(340,632)	—	—	(340,632)
Prepaids and other assets	7,500	(20,611)	—	(13,111)
Income tax accounts	10,639	1,273	—	11,912
Accounts payable	(9,699)	(24)	—	(9,723)
Accrued compensation and physician payable	(4,761)	—	—	(4,761)
Other accrued liabilities	(24,572)	23,105	—	(1,467)
Professional liability reserves	4,407	(3,407)	—	1,000

Net cash provided by operating activities	3,897	12,515	—	16,412
Investing activities
Purchases of property and equipment	(4,107)	—	—	(4,107)
Cash paid for acquisitions, net	(3,000)	—	—	(3,000)
Net purchases of investments by insurance subsidiary	—	(9,157)	—	(9,157)
Other investing activities	91		—	91

Net cash used in investing activities	(7,016)	(9,157)	—	(16,173)
Financing activities
Payments on notes payable	(2,125)	—	—	(2,125)
Proceeds from revolving credit facility	80,400	—	—	80,400
Payment on revolving credit facility	(80,000)	—	—	(80,000)
Payment of deferred financing costs	(680)	—	—	(680)
Purchase of treasury stock	(2,161)	—	—	(2,161)
Transaction payments in connection with recapitalization	(56)	—	—	(56)
Net transfers from parent’s subsidiaries	3,358	(3,358)	—	—

Net cash used in financing activities	(1,264)	(3,358)	—	(4,622)

Decrease in cash and cash equivalents	(4,383)	—	—	(4,383)
Cash and cash equivalents, beginning of period	10,644	—	—	10,644

Cash and cash equivalents, end of period	$6,261	$—	$—	$6,261

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We believe we are the largest national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States based on revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, radiology, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. We have, however, focused primarily on providing outsourced services to hospital emergency departments, which accounts for the majority of our revenue.

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this document.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

There have been no changes to these critical accounting policies or their application during the six months ended June 30, 2007.

Revenue Recognition

Net Revenue. Net revenues consist of fee-for-service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered. Our net revenues are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

A significant portion (78% of our net revenue in the six months ended June 30, 2007 and the year ended December 31, 2006) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

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

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. Such estimates are substantially formulaic in nature. The estimates are continuously updated and adjusted if subsequent actual collection experience indicates a change in estimate is necessary. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at June 30, 2007 and at December 31, 2006, were 64.0 days and 67.6 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days revenue outstanding of approximately 3.6 days includes a decrease of 4.4 days resulting from an increase in average revenue per day between periods and a decrease of 1.5 days related to contract accounts receivable partially offset by an increase of 2.3 days associated with an increased valuation of fee-for-service accounts receivable. The increase in average revenue per day is primarily attributable to an increase in gross charges, an increase in Medicare physician reimbursement, increased pricing with managed care plans, and an increase in the average patient acuity, while the increased valuation of fee-for-service accounts receivable is due primarily to new contract start-ups. The decrease of 1.5 days related to contract accounts receivable is due primarily to increased cash collections. Our allowance for doubtful accounts totaled $166.8 million as of June 30, 2007. Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of June 30, 2007, was equal to approximately 90% of outstanding self-pay fee-for-service patient accounts.

The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the providing of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from the over six million annual patient visits. The significant volume of annual patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2007 and 2006.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2006, we funded a total of $11.0 million under this agreement. In April 2007, we agreed to fund an additional $6.0 million to be paid in $1.5 million monthly increments beginning in June 2007. We have the option to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage. As of June 30, 2007, the current aggregate limit of coverage under this policy is $143.2 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $31.4 million.

Our provisions for losses under the aggregate loss limits of our policy in effect prior to March 12, 2003, and under our captive insurance and self-insurance programs since March 12, 2003, are subject to periodic actuarial re-evaluation. The results of such periodic actuarial studies may result in either upward or downward adjustment to our previous loss estimates. The Company’s estimated loss reserves under such programs are discounted at 4.6%.

The accounts of the captive insurance company are fully consolidated with those of our other operations in the accompanying financial statements.

Impairment of Intangible Assets

In assessing the recoverability of the Company’s intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Factors and Trends that Affect Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends that we believe are important in understanding our financial performance.

2008 Proposed Medicare Fee Schedule Change

On July 2, 2007, the Centers for Medicare & Medicaid Services (“CMS”) announced proposed changes to the Medicare physician fee schedule methodology. The proposed changes would decrease emergency physician payments by a total of 11.9% starting on January 1, 2008.

A 2% decrease would result from proposed changes in the Practice Expense Relative Value Units (“RVU”) for Evaluation and Management codes associated with emergency physicians. Evaluation and Management services are those which reflect time and effort that physicians spend with patients in assessing their condition and are the primary type of code billed in Emergency Medicine. The proposed changes would apply to payments for services furnished to Medicare beneficiaries beginning in 2008. CMS is required to impose a budget neutrality adjustment if changes in RVUs will cause an increase or decrease in overall fee schedule outlays in excess of certain thresholds. In addition to the proposed changes in the RVU values, CMS announced a proposed reduction in the Medicare Conversion Factor (“Conversion Factor”) applicable to all Medicare physician fee payments in the amount of 9.9% for 2008, a reduction required by a statutory formula. There are several bills currently proposed in the U.S. Congress to revise such a result to eliminate the proposed 11.9% rate decrease. However, management cannot predict the outcome of such bills in mitigating the current planned rate decrease. In the event that the total 11.9% rate reduction becomes effective in 2008, we estimate that it will negatively affect our revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule rates by an estimated $22.7 million. Additional changes in managed care revenues are possible if fee schedules maintained by certain of such organizations are revised based on the Medicare fee schedule changes.

TRICARE Program

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide under the TRICARE program administered by the Department of Defense. Our revenues derived from military healthcare staffing totaled approximately $73.2 million in the first six months of 2007 compared to approximately $81.3 million in the same period in 2006.

Approximately $57.0 million of estimated annual revenue won by us as part of the military’s contract bidding process in 2006 was awarded to us on a one-year contract basis and will be subject to re-bid and award on or about October 1, 2007. Approximately $98.1 million of estimated annual revenue won during the bidding process in 2006 was awarded to us on a two—five option year contract basis which gave the government the option to exercise available option years each October 1. We anticipate an estimated $90.0 million of annual revenue derived from contracts presently held by other staffing providers or new government contract staffing opportunities will also be up for bid and award on or about October 1, 2007. The government reserves a portion of its contracts for award to small businesses. We participate in such small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. We are unable at this time to estimate the outcome of such expected bidding process or its impact on the results of our operations subsequent to such award dates. Approximately 29% of our military staffing revenue for the six months ended June 30, 2007 is derived through a subcontracting agreement with a small business prime contractor compared to 32% for the same period in 2006.

The Company has goodwill related to its military staffing business of $55.7 million. The outcome of the military’s re-bidding of its staffing contracts through October 1, 2007, could impact the Company’s valuation of the remaining goodwill once such bid awards are known.

Anesthesiology related services

In January 2007, we completed a strategic review of our anesthesia management services business, and based upon our review concluded that the existing business model of providing management services to independent physician groups was not a viable long term strategy and could not consistently meet our internal growth targets. As a result of this review, we have elected to exit this non-core business line. In conjunction with this decision, we recorded an additional impairment loss of $0.7 million in the fourth quarter of 2006 in order to reduce the carrying value of the remaining intangible assets of the anesthesia operations. The total impairment loss in 2006 associated with these operations was $10.2 million, including $9.5 million recorded in the first quarter of 2006. In the six months ended June 30, 2007, we have recognized approximately $1.0 million related to severance and other exit costs in connection with the transition, which we estimate to be completed by the end of the third quarter of 2007. We are currently working with existing anesthesia customers to ensure an orderly transition of existing management service functions to other providers. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets”, we will continue to report the results of the anesthesia operations as an element of current operations until such time as we have substantially transitioned out of this business. At that time, the financial results of the anesthesia operations will be reported as discontinued operations in any current or historical financial statement that is presented.

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with our unaudited consolidated financial statements. The operating results of the periods presented were not significantly affected by general inflation in the U.S. economy. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings as a percentage of net revenue less provision for uncollectibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional service expenses	77.0	75.9	76.3	75.1
Professional liability costs	3.9	4.5	1.0	2.2

Gross profit	19.1	19.5	22.7	22.7
General and administrative expenses	9.2	10.1	9.4	10.0
Management fee and other expenses	0.3	0.4	0.3	0.3
Depreciation and amortization	1.2	2.7	1.2	2.7
Interest expense, net	4.4	5.3	4.6	5.2
Impairment of intangibles	—	—	—	1.8

Earnings before income taxes	4.0	1.2	7.2	2.6
Provision for income taxes	1.5	0.4	2.8	1.3

Net earnings	2.5	0.8	4.4	1.3

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net Revenue. Net revenue in the three months ended June 30, 2007 increased $65.2 million or 14.4%, to $518.9 million from $453.8 million in the three months ended June 30, 2006. The increase in net revenues of $65.2 million resulted primarily from increases in fee-for-service revenue of $56.3 million and contract revenue of $9.8 million. In the three months ended June 30, 2007, fee-for-service revenue was 79.1% of net revenue compared to 78.0% in 2006, contract revenue was 19.5% of net revenue in 2007 compared to 20.2% in 2006 and other revenue was 1.4% in 2007 compared to 1.8% in 2006. The decrease in other revenue is due to the previously discussed exit from the anesthesia management services practice and the related reduction in revenues.

Provision for Uncollectibles. The provision for uncollectibles was $215.4 million in the three months ended June 30, 2007 compared to $186.0 million in the corresponding period in 2006, an increase of $29.4 million or 15.8%. The provision for uncollectibles as a percentage of net revenue was 41.5% in 2007 compared with 41.0% in 2006. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due to a combination of increases in the total billed patient volume, annual increases in gross fee schedules and an increase in self pay gross accounts receivable relative to other payer types. For the three months ended June 30, 2007 self pay fee-for-service patient visits were approximately 22.2% of total fee-for-service patient visits compared to approximately 21.2% in the same period of 2006.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended June 30, 2007 increased $35.8 million, or 13.4%, to $303.6 million from $267.8 million in the three months ended June 30, 2006. Same contract revenues, which consists of contracts under management in both periods, increased $16.1 million, or 6.9%, to $249.9 million in 2007 compared to $233.8 million in 2006. The increase in same contract revenue of 6.9% consists primarily of increases in patient dollar volume between periods which contributed 2.0% of the growth, an increase in our estimated net revenue per billing unit of 3.0% and an increase of 1.0% associated with a change in prior year estimates. The increase in estimated collections per billing unit is associated primarily with annual increases in gross charges, managed care and Medicare pricing improvements and increased patient acuity offset by an unfavorable shift in payer mix reflecting an increase in the percentage of self pay volume between periods. Contract and other revenue contributed approximately 0.9% of the increase. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $31.5 million partially offset by $23.7 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $11.8 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $233.8 million in the three months ended June 30, 2007 compared to $203.3 million in the three months ended June 30, 2006, an increase of $30.4 million or 15.0%. The increase of $30.4 million included an increase of approximately $12.3 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $8.8 million related to our acquisitions and $9.3 million related to new sales net of terminated contracts.

Professional Liability Costs. Professional liability costs were $11.9 million in the three months ended June 30, 2007 compared with $12.1 million in the three months ended June 30, 2006 for a decrease of $0.3 million. The $0.3 million decrease is primarily due to a reduction in current year rates based on the most recent actuarial study.

Gross Profit. Gross profit was $57.9 million in the three months ended June 30, 2007 compared to $52.3 million in the same period in 2006 for an increase of $5.6 million between periods. The increase in gross profit is primarily due to the contribution from our 2006 acquisitions and improvements on a same contract basis between periods.

Gross profit as a percentage of revenue less provision for uncollectibles decreased to 19.1% in 2007 compared with 19.5% in 2006.

General and Administrative Expenses. General and administrative expenses increased $0.9 million to $27.9 million for the three months ended June 30, 2007 from $27.0 million in the three months ended June 30, 2006. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.2% in 2007 and 10.1% in 2006. Acquisitions contributed $1.2 million of the increase in general and administrative expenses. The remaining $0.3 million decrease in general and administrative expenses in 2007 are primarily related to the decrease in expenses related to contracts that terminated during the period.

Management Fee and Other Expenses. Management fee and other expenses were $0.9 million in the three months ended June 30, 2007 and 2006.

Depreciation and Amortization. Depreciation and amortization was $3.6 million in the three months ended June 30, 2007 compared to $7.1 million for the three months ended June 30, 2006. Depreciation and amortization expense decreased $3.5 million between periods due to a decrease in amortization expense of $3.8 million. The decline in amortization expense was due primarily to contract intangibles being fully amortized during 2006 partially offset by an increase in contract intangibles related to acquisitions that occurred in 2006.

Net Interest Expense. Net interest expense decreased $0.8 million to $13.3 million in the three months ended June 30, 2007, compared to $14.1 million in the corresponding period in 2006. The decrease in net interest expense is primarily due to an increase in interest income from investments of our insurance subsidiary.

Earnings before Income Taxes. Earnings before income taxes in the three months ended June 30, 2007 were $12.3 million compared to $3.2 million in the corresponding period in 2006.

Provision for Income Taxes. The provisions for income taxes were $4.7 million in the three months ended June 30, 2007 compared to $1.0 million in the corresponding period in 2006.

Net Earnings. Net earnings were $7.6 million in the three months ended June 30, 2007 compared to $2.2 million in the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Revenue. Net revenue in the six months ended June 30, 2007 increased $134.5 million or 15.4%, to $1,006.5 million from $871.9 million in the six months ended June 30, 2006. The increase in net revenues of $134.5 million resulted primarily from increases in fee-for-service revenue of $114.3 million and contract revenue of $21.9 million. These increases were slightly offset by a $1.6 million decrease in other revenue. The decrease in other revenue is due to the previously discussed exit from the anesthesia management services practice and the related reduction in revenues. In the six months ended June 30, 2007, fee-for-service revenue was 78.4% of net revenue compared to 77.4% in 2006, contract revenue was 20.1% of net revenue in 2007 compared to 20.7% in 2006 and other revenue was 1.5% in 2007 compared to 1.9% in 2006.

Provision for Uncollectibles. The provision for uncollectibles was $400.2 million in the six months ended June 30, 2007 compared to $340.2 million in the corresponding period in 2006, an increase of $60.0 million or 17.6%. The provision for uncollectibles as a percentage of net revenue was 39.8% in 2007 compared with 39.0% in 2006. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due to a combination of increases in the total billed patient volume, annual increases in gross fee schedules and an increase in self pay gross accounts receivable relative to other payer types. For the six months ended June 30, 2007 self pay fee-for-service patient visits were approximately 21.8% of total fee-for-service patient visits compared to approximately 20.8% in the same period of 2006.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the six months ended June 30, 2007 increased $74.5 million, or 14.0%, to $606.2 million from $531.7 million in the six months ended June 30, 2006. Same contract revenues, which consists of contracts under management in both periods, increased $29.8 million, or 6.5%, to $487.9 million in 2007 compared to $458.1 million in 2006. The increase in same contract revenue of 6.5% consists primarily of increases in patient dollar volume between periods which contributed 2.5% of the growth, an increase in our estimated net revenue per billing unit of 3.0% and an increase of 1.1% associated with a change in prior year estimates. The increase in estimated collections per billing unit is associated primarily with annual increases in gross charges, managed care and Medicare pricing improvements and increased patient acuity offset by an unfavorable shift in payer mix reflecting an increase in the percentage of self pay volume between periods. Contract and other revenue contributed approximately 0.8% of the increase. These increases were partially offset by a decline of approximately 0.9% associated with a net decline in settlements with managed care plans between periods. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $59.7 million partially offset by $41.8 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $26.9 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $462.4 million in the six months ended June 30, 2007 compared to $399.3 million in the six months ended June 30, 2006, an increase of $63.1 million or 15.8%. The increase of $63.1 million included an increase of approximately $23.2 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $20.1 million related to our acquisitions and $19.7 million related to new sales net of terminated contracts.

Professional Liability Costs. Professional liability costs were $6.2 million in the six months ended June 30, 2007 compared with $11.7 million in the six months ended June 30, 2006 for a decrease of $5.5 million. Professional liability costs include reductions in professional liability reserves relating to prior years resulting from actuarial studies completed in April of each year of $19.6 million in 2007 and $12.1 million in 2006. Excluding the favorable actuarial adjustments, professional liability costs increased $2.0 million between periods primarily due to an increase in provider hours in 2007. The increase in provider hours is predominately a result of our net growth and acquisitions and to a lesser extent increased provider hours staffed on a same contract basis. The reduction in prior year professional liability reserves is due to favorable trends in claims development primarily associated with improvements in the overall frequency of claims reported.

Gross Profit. Gross profit was $137.6 million in the six months ended June 30, 2007 compared to $120.7 million in the same period in 2006 for an increase of $16.9 million between periods. Included in the $16.9 million increase is a net decrease in professional liability costs between periods of $7.5 million resulting from the actuarial studies completed in April of each year. Excluding the impact of the net decrease in professional liability costs gross profit increased $9.4 million. The increase in gross profit, excluding the decrease in professional liability costs, is primarily due to the contribution from our 2006 acquisitions and improvements on a same contract basis between periods.

Gross profit as a percentage of revenue less provision for uncollectibles was 22.7% in 2007 and 2006.

General and Administrative Expenses. General and administrative expenses increased $4.1 million to $57.3 million for the six months ended June 30, 2007 from $53.2 million in the six months ended June 30, 2006. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.4% in 2007 and 10.0% in 2006. Acquisitions contributed $2.1 million of the increase in general and administrative expenses. The remaining $2.0 million increase in general and administrative expenses in 2007 are increases primarily related to new positions and inflationary growth in salaries and benefits, increases in incentive plan and commission costs, and an increase in severance charges including such costs recognized in connection with the decision to exit our anesthesia management services business.

Management Fee and Other Expenses. Management fee and other expenses were $1.8 million in the six months ended June 30, 2007 and 2006.

Impairment of Intangibles. During the six months ended June 30, 2006, an impairment loss in the amount of $9.5 million was recorded related to contract intangibles and goodwill associated with our anesthesiology management services business.

Depreciation and Amortization. Depreciation and amortization was $7.1 million in the six months ended June 30, 2007 compared to $14.2 million for the six months ended June 30, 2006. Depreciation and amortization expense decreased $7.1 million between periods due to a decrease in amortization expense of $7.7 million. The decline in amortization expense was due primarily to contract intangibles being fully amortized during 2006 partially offset by an increase in contract intangibles related to acquisitions that occurred in 2006.

Net Interest Expense. Net interest expense decreased $0.1 million to $27.8 million in the six months ended June 30, 2007, compared to $27.9 million in the corresponding period in 2006. The decrease in net interest expense is primarily due to an increase in interest income from investments of our insurance subsidiary offset by an increase in market interest rates between periods.

Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2007 were $43.6 million compared to $14.0 million in the corresponding period in 2006.

Provision for Income Taxes. The provision for income taxes was $17.0 million in the six months ended June 30, 2007 compared to $6.9 million in the corresponding period in 2006.

Net Earnings. Net earnings were $26.6 million in the six months ended June 30, 2007 compared to $7.1 million in the six months ended June 30, 2006.

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

Cash provided by operating activities in the six months ended June 30, 2007 was $29.2 million compared to $16.4 million in the corresponding period in 2006. The $12.8 million increase in cash provided by operating activities was principally due to increased earnings and a reduced level of cash funding of accounts payable and other working capital payables between periods. Cash used in investing activities in the six months ended June 30, 2007, was $18.4 million compared to cash used in investing activities of $16.2 million in 2006. The $2.2 million increase in cash used in investing activities was principally due to an increase in capital expenditures, partially offset by a decrease in cash payments made related to acquisitions. Cash used in financing activities in the six months ended June 30, 2007 was $10.2 million compared to $4.6 million in the six months ended June 30, 2006. The $5.6 million increase in cash used in financing activities was principally due to the net reduction in outstanding amounts under the revolving credit facility between periods.

We spent $8.1 million in the first six months of 2007 and $4.1 million in the first six months of 2006 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.

We are highly leveraged. As of June 30, 2007, we had $633.6 million in aggregate indebtedness, with an additional $125.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $8.0 million of undrawn letters of credit).

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

Effective April 5, 2007, we amended our senior credit agreement. The amendment reduced the interest rate on any term loans outstanding equal to the euro dollar rate plus 2.00% or the agent bank’s base rate plus 1.00%. Previously, the interest rate on term loan borrowings was equal to the euro dollar rate plus 2.50% or the agent bank’s base rate plus 1.50%. We are subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies. In addition, prior to April 5, 2008, in the event of a prepayment of the outstanding term loans associated with a refinancing whose primary purpose is a reduction in the term loan interest rate, we will pay a fee equal to 1.0% of the prepayment amount. Other significant terms and conditions of the credit agreement, including the maturity date of November 23, 2012, did not change under the amendment.

The Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

As of June 30, 2007, we had total cash and cash equivalents of approximately $4.7 million. Our ongoing cash needs for the six months ended June 30, 2007 were substantially met from internally generated operating sources and periodic borrowings under our revolving credit facility. During the six months ended June 30, 2007, we borrowed $69.5 million and subsequently repaid $76.3 million under our revolving credit facility. As of June 30, 2007 there were no amounts outstanding under the revolving credit facility.

During the six months ended June 30, 2007, $1.1 million in cash payments were made related to previous acquisitions. Future contingent payment obligations are approximately $9.6 million as of June 30, 2007.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of June 30, 2007, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $69.1 million. Effective June 1, 2007, we renewed our fronting program with a commercial insurance carrier through May 31, 2008. As part of this renewal, we paid cash premiums associated with the fronting arrangement of approximately $13.3 million. Based upon the results of our most recent actuarial report and insurance program renewal, we anticipate cash funding to the captive insurance subsidiary of approximately $25.1 million. We anticipate such fundings to the captive insurance subsidiary will commence during October 2007 and will continue through May 2008. In addition, in April 2007 we agreed to fund premiums of approximately $6.0 million between June 1 and September 30, 2007 to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We have the option to fund additional premium payments under this program during 2007 and subsequent periods which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

Under the indenture governing the senior subordinated notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). Adjusted EBITDA under the indenture is defined as net earnings as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our liquidity and financial flexibility. EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. Adjusted EBITDA as calculated under the indenture for the senior subordinated notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$7,593	$2,203	$26,624	$7,134
Interest expense, net	13,307	14,110	27,774	27,895
Provision for income taxes	4,660	965	16,983	6,913
Depreciation and amortization	3,609	7,106	7,113	14,241

EBITDA	29,169	24,384	78,494	56,183
Impairment of intangibles (a)	—	—	—	9,523
Management fee and other expenses (b)	885	938	1,818	1,815
Restricted unit expense (c)	140	140	280	337
Insurance subsidiary interest income	846	505	1,486	933
Severance and other charges	250	(23)	1,638	494

Adjusted EBITDA*	$31,290	$25,944	$83,716	$69,285

*	Adjusted EBITDA totals include the effects of professional liability loss reserve adjustments of $12,068 and $19,600 for the six months ended June 30, 2006 and 2007, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(a)	Includes impairment of goodwill as well as contract intangibles.
(b)	Reflects management sponsor fee and loss on disposal of assets.
(c)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 unit plan.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS109, “Accounting for Income Taxes”

(“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $1.6 million charge to members’ equity, a reduction in the deferred tax assets of approximately $0.4 million and an increase in the liability for unrecognized tax benefits of approximately $1.3 million. The Company recognizes interest accrued related to the unrecognized tax benefits in interest expense and penalties in operating expenses. Included in the above estimates is approximately $0.2 million of interest expense.

The amount of unrecognized tax benefits that, if recognized, would affect the effective rate are approximately $1.6 million.

The Company and its subsidiaries file income tax returns in the U. S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U. S. federal, state or local examination by tax authorities for years before 2003.

In September 2006, FASB issued Statement of Financial Accounting Standards SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial reporting and disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 will become effective on January 1, 2008, and we have not yet determined the impact, if any, on our consolidated condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities.

At June 30, 2007, the fair value of the Company’s total debt, which has a carrying value of $633.6 million, was approximately $651.4 million. The Company had $418.6 million of variable debt outstanding at June 30, 2007. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2006, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $2.1 million for the six months ended June 30, 2007. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2006.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in our Form 10-K, filed with the Securities and Exchange Commission on March 13, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.3	Certification of filing of THW Emergency Management of Houston, Inc.

3.4	Bylaws of THW Emergency Management of Houston, Inc.

31.1	Certification by Lynn Massingale, M.D. for Team Finance LLC dated August 9, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated August 9, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Lynn Massingale, M.D. for Health Finance Corporation dated August 9, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated August 9, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lynn Massingale, M.D. for Team Finance LLC dated August 9, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated August 9, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Lynn Massingale, M.D. for Health Finance Corporation dated August 9, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated August 9, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM FINANCE LLC HEALTH FINANCE CORPORATION

/s/ H. LYNN MASSINGALE, M.D.
H. Lynn Massingale, M.D.
Chief Executive Officer

August 9, 2007

/s/ DAVID P. JONES
David P. Jones
Chief Financial Officer

August 9, 2007