Form 10-Q
period 2008-03-31
Health Finance CORP; Team Finance LLC
filed 2008-05-08
CIK 1356200, 1356207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☑

As of May 8, 2008, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock, with a par value of $.01 of Health Finance Corporation.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Finance LLC and Team Health, Inc. (collectively, the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should”, “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

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

TEAM FINANCE LLC

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED MARCH 31, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM FINANCE LLC

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,464	$30,290
Accounts receivable, less allowance for uncollectibles of $158,576 and $165,226 in 2008 and 2007, respectively	235,987	222,603
Prepaid expenses and other current assets	10,607	13,242
Receivables under insured programs	30,148	34,118

Total current assets	306,206	300,253
Investments of insurance subsidiary	85,759	76,057
Property and equipment, net	25,135	25,276
Other intangibles, net	25,698	27,247
Goodwill	158,898	158,898
Deferred income taxes	57,427	60,104
Receivables under insured programs	19,366	23,896
Other	32,158	27,442

	$710,647	$699,173

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,163	$12,177
Accrued compensation and physician payable	94,812	101,421
Other accrued liabilities	79,408	83,854
Income tax payable	7,701	985
Current maturities of long-term debt	4,250	4,250
Deferred income taxes	29,824	27,635

Total current liabilities	227,158	230,322
Long-term debt, less current maturities	626,187	627,250
Other non-current liabilities	164,511	166,136
Accumulated other comprehensive earnings	397	434
Members’ deficit	(307,606)	(324,969)

	$710,647	$699,173

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Net revenue	$559,021	$485,953
Provision for uncollectibles	229,002	184,852

Net revenue less provision for uncollectibles	330,019	301,101
Cost of services rendered
Professional service expenses	255,236	228,324
Professional liability costs	54	(5,675)

Gross profit	74,729	78,452
General and administrative expenses	28,129	27,819
Management fee and other expenses	886	931
Depreciation and amortization	3,882	3,490
Interest expense, net	12,642	14,469

Earnings from continuing operations before income taxes	29,190	31,743
Provision for income taxes	11,702	12,473

Earnings from continuing operations	17,488	19,270
Loss from discontinued operations less applicable benefit from income taxes of $150	—	(237)

Net earnings	$17,488	$19,033

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$17,488	$19,033
Adjustments to reconcile net earnings:
Depreciation and amortization	3,882	3,504
Amortization of deferred financing costs	520	568
Employee equity based compensation expense	140	140
Provision for uncollectibles	229,002	184,852
Deferred income taxes	4,921	8,506
Loss on disposal of equipment	11	56
Equity in joint venture income	(243)	(356)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(242,386)	(182,772)
Prepaids and other assets	(2,360)	(170)
Income tax accounts	6,556	2,797
Accounts payable	(898)	(3,619)
Accrued compensation and physician payable	(6,620)	(1,261)
Other accrued liabilities	4,851	7,061
Professional liability reserves	(2,822)	(10,318)

Net cash provided by operating activities	12,042	28,021
Investing Activities
Purchases of property and equipment	(2,319)	(3,428)
Cash paid for acquisitions, net	—	(1,094)
Net purchases of investments by insurance subsidiary	(9,221)	(9,756)
Other investing activities	—	12

Net cash used in investing activities	(11,540)	(14,266)
Financing Activities
Payments on notes payable	(1,063)	(1,062)
Proceeds from revolving credit facility	—	64,600
Payments on revolving credit facility	—	(71,400)
Redemption of common units	(265)	(794)
Proceeds from sales of common stock	—	50

Net cash used in financing activities	(1,328)	(8,606)

Net (decrease) increase in cash	(826)	5,149
Cash and cash equivalents, beginning of period	30,290	3,999

Cash and cash equivalents, end of period	$29,464	$9,148

Interest paid	$8,459	$8,830

Taxes paid	$163	$510

See accompanying notes to financial statements.

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

On November 23, 2005, affiliates of The Blackstone Group (“Blackstone”), a private equity firm, by way of merger with Team Health Holdings LLC (“Holdings”), acquired a 91.1% interest in Holdings (the “Recapitalization Merger”). Holdings became the parent corporation of Team Finance LLC (“Team Finance”). Also pursuant to the Merger Agreement dated October 11, 2005, Team MergerSub Inc., a Tennessee Corporation and wholly-owned subsidiary of Team Finance merged with and into Team Health, Inc. (“Team Health”) (the “Reorganization Merger”). References and information noted as being those of the “Company”, “we” or “our” relate to both Team Health and Team Finance. The remaining ownership in Holdings is held by members of management of the Company.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2007 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2. New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for the Company on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) recognizing contingent consideration arrangements on the acquisition date at fair value. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on its accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in such periods.

In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The implementation of SFAS 159 did not have an impact on the Company’s results of operations, financial position or cash flows as the Company did not elect to measure any eligible items at fair value other than instruments such as investments or interest rate swaps that are currently required to be measured at fair value.

Note 3. Discontinued Operations

In January 2007, the Company completed a strategic review of Team Health Anesthesiology Management Services (“THAMS”), and based upon the review, concluded that the existing business model of providing management services to independent physician groups was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company elected to exit this non-core business line. The final phase of this business line disposal was completed in 2007 with no continuing operations in 2008, therefore, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets the operating results of THAMS are presented in the accompanying consolidated statements of operations as a discontinued operation for all applicable periods presented.

The financial results of THAMS included in discontinued operations, are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenue	$—	$1,554
Total cost of services	—	340

Gross Profit	—	1,214
Loss before income taxes	—	(387)
Benefit from income taxes	—	150

Loss from discontinued operations	$—	$(237)

The loss from discontinued operations in the three months ended March 31, 2007 include approximately $0.6 million of severance and other exit costs related to the disposal of this business unit.

For the three months ended March 31, 2008, THAMS had no operating use of cash and for the corresponding period in 2007 had a use of cash of $0.1 million.

Note 4. Fair Value Measurements

In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures` at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet March 31, 2008	Fair Value March 31, 2008	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary	$85,759	$85,759	$85,759	$—	$—
Interest rate swap liability	573	573	—	573	—

The fair value of the Company’s investments of insurance subsidiary are based on quoted prices. The fair value of our interest rate swaps were determined by the Company’s counterparty using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments. See Note 7 for more information regarding our interest rate swap agreements.

Note 5. Net Revenue

Net revenue for the three months ended March 31, 2008 and 2007, respectively, consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Fee for service revenue	$445,602	$379,211
Contract revenue	107,716	100,792
Other revenue	5,703	5,950

	$559,021	$485,953

Note 6. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of March 31, 2008 and December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of March 31, 2008:
Contracts	$40,020	$14,402
Other	448	368

Total	$40,468	$14,770

As of December 31, 2007:
Contracts	$40,020	$12,864
Other	448	357

Total	$40,468	$13,221

Aggregate amortization expense:
For the three months ended March 31, 2008	$1,549

Estimated amortization expense:
For the remainder of the year ended December 31, 2008	$4,647
For the year ended December 31, 2009	6,003
For the year ended December 31, 2010	5,572
For the year ended December 31, 2011	3,853
For the year ended December 31, 2012	3,421

Note 7. Long-Term Debt

Long-term debt as of March 31, 2008 consisted of the following (in thousands):

Term Loan Facilities	$415,437
11.25% Senior Subordinated Notes	215,000
Revolving line of credit	—

630,437
Less current portion	(4,250)

$626,187

The interest rate for any revolving credit facility borrowings is based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of March 31, 2008, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.25% or the agent bank’s base rate plus 1.25%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at March 31, 2008.

The interest rate at March 31, 2008 was 4.95% for amounts outstanding under the term loan facility. Effective April 5, 2007, the Company amended its senior credit agreement. The amendment reduced the interest rate on any term loans outstanding equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. Previously, the interest rate on term loan borrowings was equal to the euro dollar rate plus 2.50% or the agent bank’s base rate plus 1.50%. The Company is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies. Other significant terms and conditions of the credit agreement, including the maturity date of November 23, 2012, did not change under the amendment.

During the three months ended March 31, 2008, the Company entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting, therefore at March 31, 2008, the Company has recorded the decrease in fair value of the interest rate swaps, net of tax, of approximately $0.4 million as a component of other comprehensive earnings.

These agreements expose the Company to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

No borrowings under the $125.0 million revolving credit facility were outstanding as of March 31, 2008, and the Company had $7.2 million of standby letters of credit outstanding against the revolving credit facility commitment.

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

Aggregate annual maturities of long-term debt as of March 31 are as follows (in thousands):

2008	$4,250
2009	4,250
2010	4,250
2011	4,250
2012	398,437
Thereafter	215,000

Note 8. Professional Liability Insurance

The Company’s professional liability loss reserves consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Estimated losses under self-insured programs	$160,080	$162,904
Estimated losses under commercial insurance programs	49,514	58,014

	209,594	220,918
Less estimated payable within one year	58,369	67,666

	$151,225	$153,252

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with its commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of March 31, 2008, the insured loss limit under the policy was $150.8 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

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

The Company’s most recent actuarial valuation was completed in April, 2008. As a result of such actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $13.8 million in the three months ended March 31, 2008, related to its reserves for losses in prior years. The Company had previously realized a $19.6 million reduction in its professional liability loss liability in the three months ended March 31, 2007, resulting from an actuarial study completed in April, 2007.

Note 9. Share-based Compensation

In November 2005, the Company adopted the 2005 Unit Plan. A total of 400,000 Class B Common Units and 600,000 Class C Common Units are authorized for issuance to executives and other key employees under the 2005 Unit Plan. As of March 31, 2008, there were 300,453 restricted Class B Common Units and 420,634 Class C Common Units outstanding. The outstanding units vest ratably over five years and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted is based on the grant date fair value in accordance with the provisions of SFAS No. 123(R). For the three months ended March 31, 2008 and 2007, the Company recognized $0.1 million of employee equity based compensation expense. As of March 31, 2008, there was $1.4 million of unrecognized compensation expense related to nonvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of employee equity based awards have been historically immaterial to the Company.

Note 10. Contingencies

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

Acquisition Payments

As of March 31, 2008, the Company may have to pay up to $11.8 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2008. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the three months ended March 31, 2008, the Company made no payments related to previous acquisitions and $1.1 million in the same period of 2007.

Note 11. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net earnings	$17,488	$19,033
Net change in fair market value of investments	313	139
Net change in fair value of interest rate swap	(350)	—

Comprehensive earnings	$17,451	$19,172

Note 12. Segment Reporting

After consideration of the discontinued operations of its anesthesia management services business (Note 3), the Company provides services through four operating segments which are aggregated into two reportable segments, Healthcare Services and Billing Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics and occupational health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee-for-service as well as a cost plus basis. The Billing Services segment provides a range of external billing, collection and consulting services on a fee basis to outside third-party customers.

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended March 31,
	2008	2007
Net Revenue less provision for uncollectibles:
Healthcare Services	$327,024	$298,001
Billing Services	2,995	3,100

	$330,019	$301,101

Operating earnings:
Healthcare Services	$53,345	$57,277
Billing Services	545	710
General Corporate	(12,058)	(11,775)

	$41,832	$46,212

Note 13. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position, excluding its investments in its subsidiaries, is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the 11.25% Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the 11.25% Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007, are as follows:

Consolidated Balance Sheet

	As of March 31, 2008
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$29,464	$—	$—	$29,464
Accounts receivable, net	235,987	—	—	235,987
Prepaid expenses and other current assets	9,311	7,801	(6,505)	10,607
Receivables under insurance programs	30,148	—	—	30,148

Total current assets	304,910	7,801	(6,505)	306,206
Investments of insurance subsidiary	—	85,759	—	85,759
Property and equipment, net	25,135	—	—	25,135
Other intangibles, net	25,698	—	—	25,698
Goodwill	158,898	—	—	158,898
Deferred income taxes	55,034	2,393	—	57,427
Receivables under insured programs	19,366	—	—	19,366
Investments in subsidiaries	19,188	—	(19,188)	—
Other	31,859	299	—	32,158

	$640,088	$96,252	$(25,693)	$710,647

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$11,119	$44	$—	$11,163
Accrued compensation and physician payable	94,812	—	—	94,812
Other accrued liabilities	51,122	34,791	(6,505)	79,408
Income tax payable	5,824	1,877	—	7,701
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	29,824	—	—	29,824

Total current liabilities	196,951	36,712	(6,505)	227,158
Long-term debt, less current maturities	626,187	—	—	626,187
Other non-current liabilities	124,159	40,352	—	164,511
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	13,711	(13,711)	—
Accumulated other comprehensive earnings (loss)	(350)	747	—	397
Members’ deficit	(306,859)	—	(747)	(307,606)

	$640,088	$96,252	$(25,693)	$710,647

Consolidated Balance Sheet

	As of December 31, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$30,290	$—	$—	$30,290
Accounts receivable, net	222,603	—	—	222,603
Prepaid expenses and other current assets	12,248	21,148	(20,154)	13,242
Receivables under insured programs	34,118	—	—	34,118

Total current assets	299,259	21,148	(20,154)	300,253
Investments of insurance subsidiary	—	76,057	—	76,057
Property and equipment, net	25,276	—	—	25,276
Other intangibles, net	27,247	—	—	27,247
Goodwill	158,898	—	—	158,898
Deferred income taxes	56,212	—	3,892	60,104
Receivables under insured programs	23,896	—	—	23,896
Investment in subsidiary	13,952	—	(13,952)	—
Other	27,316	126	—	27,442

	$632,056	$97,331	$(30,214)	$699,173

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$12,103	$74	$—	$12,177
Accrued compensation and physician payable	101,421	—	—	101,421
Other accrued liabilities	50,272	49,844	(16,262)	83,854
Income tax payable	661	324	—	985
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	27,402	233	—	27,635

Total current liabilities	196,109	50,475	(16,262)	230,322
Long-term debt, less current maturities	627,250	—	—	627,250
Other non-current liabilities	133,232	32,904	—	166,136
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,788	(8,788)	—
Accumulated other comprehensive earnings	—	434	—	434
Members’ deficit	(324,535)	—	(434)	(324,969)

	$632,056	$97,331	$(30,214)	$699,173

Consolidated Statement of Operations

	Three Months Ended March 31, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$559,021	$9,757	$(9,757)	$559,021
Provision for uncollectibles	229,002	—	—	229,002

Net revenues less provision for uncollectibles	330,019	9,757	(9,757)	330,019
Cost of services rendered
Professional expenses	261,828	3,219	(9,757)	255,290

Gross profit	68,191	6,538	—	74,729
General and administrative expenses	28,090	39	—	28,129
Management fee and other expenses	886	—	—	886
Depreciation and amortization	3,882	—	—	3,882
Interest expense (income), net	13,717	(1,075)	—	12,642

Earnings before income taxes	21,616	7,574	—	29,190
Provision for income taxes	9,051	2,651	—	11,702

Net earnings	$12,565	$4,923	$—	$17,488

Consolidated Statement of Operations

	Three Months Ended March 31, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$485,953	$10,075	$(10,075)	$485,953
Provision for uncollectibles	184,852	—	—	184,852

Net revenues less provision for uncollectibles	301,101	10,075	(10,075)	301,101
Cost of services rendered
Professional expenses	237,765	(5,041)	(10,075)	222,649

Gross profit	63,336	15,116	—	78,452
General and administrative expenses	27,714	105	—	27,819
Management fee and other expenses	931	—	—	931
Depreciation and amortization	3,490	—	—	3,490
Interest expense (income), net	15,109	(640)	—	14,469

Earnings from continuing operations before income taxes	16,092	15,651	—	31,743
Provision for income taxes	6,995	5,478	—	12,473

Earnings from continuing operations	9,097	10,173	—	19,270
Loss from discontinued operations net of taxes	(237)	—	—	(237)

Net earnings	$8,860	$10,173	$—	$19,033

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$12,565	$4,923	$—	$17,488
Adjustments to reconcile net earnings:
Depreciation and amortization	3,882	—	—	3,882
Amortization of deferred financing costs	520	—	—	520
Employee equity based compensation expense	140	—	—	140
Provision for uncollectibles	229,002	—	—	229,002
Deferred income taxes	3,823	1,098	—	4,921
Loss on disposal of equipment	11	—	—	11
Equity in joint venture income	(243)	—	—	(243)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(242,386)	—	—	(242,386)
Prepaids and other assets	(11,643)	9,283	—	(2,360)
Income tax accounts	5,003	1,553	—	6,556
Accounts payable	(868)	(30)	—	(898)
Accrued compensation and physician payable	(6,620)	—	—	(6,620)
Other accrued liabilities	14,578	(9,727)	—	4,851
Professional liability reserves	(4,943)	2,121	—	(2,822)

Net cash provided by operating activities	2,821	9,221	—	12,042
Investing activities
Purchases of property and equipment	(2,319)	—	—	(2,319)
Net purchases of investments by insurance subsidiary	—	(9,221)	—	(9,221)

Net cash used in investing activities	(2,319)	(9,221)	—	(11,540)
Financing activities
Payments on notes payable	(1,063)	—	—	(1,063)
Redemption of common units	(265)	—	—	(265)

Net cash used in financing activities	(1,328)	—	—	(1,328)

Net decrease in cash and cash equivalents	(826)	—	—	(826)
Cash and cash equivalents, beginning of period	30,290	—	—	30,290

Cash and cash equivalents, end of period	$29,464	$—	$—	$29,464

Consolidated Statement of Cash Flows

	Three months ended March 31, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$8,860	$10,173	$—	$19,033
Adjustments to reconcile net earnings:
Depreciation and amortization	3,504	—	—	3,504
Amortization of deferred financing costs	568	—	—	568
Employee equity based compensation expense	140	—	—	140
Provision for uncollectibles	184,852	—	—	184,852
Deferred income taxes	8,496	10	—	8,506
Loss on disposal of equipment	56	—	—	56
Equity in joint venture income	(356)	—	—	(356)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(182,772)	—	—	(182,772)
Prepaids and other assets	(10,332)	10,162	—	(170)
Income tax accounts	(2,672)	5,469	—	2,797
Accounts payable	(3,660)	41	—	(3,619)
Accrued compensation and physician payable	(1,261)	—	—	(1,261)
Other accrued liabilities	17,136	(10,075)	—	7,061
Professional liability reserves	(4,294)	(6,024)	—	(10,318)

Net cash provided by operating activities	18,265	9,756	—	28,021
Investing activities
Purchases of property and equipment	(3,428)	—	—	(3,428)
Cash paid for acquisitions, net	(1,094)	—	—	(1,094)
Net change in captive investments	—	(9,756)	—	(9,756)
Other investing activities	12	—	—	12

Net cash used in investing activities	(4,510)	(9,756)	—	(14,266)
Financing activities
Payments on notes payable	(1,062)	—	—	(1,062)
Proceeds from revolving credit facility	64,600	—	—	64,600
Payments on revolving credit facility	(71,400)	—	—	(71,400)
Redemption of common units	(794)	—	—	(794)
Proceeds from sales of common units	50	—	—	50

Net cash used in financing activities	(8,606)	—	—	(8,606)

Net increase in cash and cash equivalents	5,149	—	—	5,149
Cash and cash equivalents, beginning of period	3,999	—	—	3,999

Cash and cash equivalents, end of period	$9,148	$—	$—	$9,148

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There have been no changes to these critical accounting policies or their application during the three months ended March 31, 2008.

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

A significant portion (80% of our net revenue in the three months ended March 31, 2008 and the year ended December 31, 2007) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. Generally, such contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours are worked in accordance with such arrangements. Additionally, we derive a portion of our revenues from providing billing services that are contingent upon the collection of third-party physician billings by us on their behalf. Such revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from its over seven million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients and external collection agencies. Such estimates are substantially formulaic in nature. The estimates are continuously updated and adjusted if subsequent actual collection experience indicates a change in estimate is necessary. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at March 31, 2008 and at December 31, 2007, were 65.6 days and 66.7 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days outstanding of approximately 1.1 days includes a decrease of 5.1 days resulting from an increase in average revenue per day. This decrease was partially offset by an increase of 3.0 days related to an increase in the valuation of contract accounts receivable and an increase of 1.0 days associated with an increased valuation of fee-for-service accounts receivable. The increase in average revenue per day is primarily attributable to an increase in gross charges and increased pricing with managed care plans, while the increased valuation of fee-for-service accounts receivable is due primarily to new contract start-ups. The increase of 3.0 days related to contract accounts receivable is due primarily to timing of cash collections. Our allowance for doubtful accounts totaled $158.6 million as of March 31, 2008.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of March 31, 2008, was equal to approximately 90% of outstanding self-pay fee-for-service patient accounts.

The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the providing of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our collection cycle, we factor on a non-recourse basis selected patient accounts to external collection agencies and consider the projected value of future factoring proceeds in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from the over seven million annual patient visits. The significant volume of annual patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2008 and 2007.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2007, we funded a total of $9.6 million under this agreement. For the three months ended March 31, 2008 we funded a total of $1.5 million under this agreement. We have the option to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time. As of March 31, 2008, the current aggregate limit of coverage under this policy is $150.8 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $15.1 million.

Our provisions for losses under the aggregate loss limits of our policy in effect prior to March 12, 2003, and under our captive insurance and self-insurance programs since March 12, 2003, are subject to periodic actuarial re-evaluation. The results of such periodic actuarial studies may result in either upward or downward adjustment to our previous loss estimates. The Company’s estimated loss reserves under such programs are discounted at 3.6%.

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

2008 Medicare Fee Schedule Change

During 2007, the Centers for Medicare & Medicaid Services (“CMS”) initially announced a proposed reduction in the Medicare Conversion Factor (“Conversion Factor”) applicable to all Medicare physician fee payments in the amount of 10.1% for 2008, a reduction required by a statutory formula.

CMS also announced that emergency physicians would see a further reduction of approximately 2.0% resulting from proposed changes in the Practice Expense Relative Value Units (“RVU”) for Evaluation and Management codes associated with emergency physicians. Evaluation and Management services are those which reflect time and effort that physicians spend with patients in assessing their condition and are the primary type of code billed in Emergency Medicine. The initial proposed reduction in 2008 Medicare payments was 12.1% for emergency physicians.

In December 2007, President Bush signed into law the Medicare, Medicaid, and SCHIP Extension Act of 2007. The legislation provides a 0.5% positive update for the 2008 Medicare Physician Fee Schedule for the six month period from January 1, 2008 to June 30, 2008 (effectively taking the originally proposed 10.1% reduction to a 0.5% increase). If there is no further legislation between now and June 30, 2008 the fee schedule will revert back to the 10.1% reduction. The new legislation did not affect the 2% decrease from the changes in the RVU factors.

The total estimated reduction in emergency physician reimbursement rates through June 30, 2008 is 1.5%, which we estimate will negatively affect our revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule by an estimated $0.5 million for the three months ended June 30, 2008.

In the event there is no further legislative action and the 10.1% rate is allowed to become effective, we estimate this to negatively affect our revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule by an estimated $12.7 million for the six month period from July 1, 2008 to December 31, 2008.

2008 Coding and Billing Changes

We are subject to various coding and billing criteria related to how certain emergency department physician services can be billed. The way we are able to bill for these services may be modified or changed from time to time eliminating or reducing our reimbursement for these services. The annual negative revenue impact of the changes currently in effect, including the elimination of our capability to bill for intravenous infusion of medications and rehydration treatment services in hospital emergency department settings, is estimated to be approximately $10.0 million during 2008. We are working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives, including improved provider productivity, increases in the efficiency and effectiveness of our billing process, and the reduction or deferral of certain operating costs.

Anesthesiology related services

In January 2007, we completed a strategic review of our anesthesia management services business, and based upon our review concluded that the existing business model of providing management services to independent physician groups was not a viable long term strategy and could not consistently meet our internal growth targets. As a result of this review, we elected to exit this non-core business line. The final phase of this business line disposal was completed in 2007 with no continuing operations in 2008, therefore under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets”, we have reported the results of the anesthesia operations as discontinued operations for all applicable periods presented.

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

	Three Months Ended March 31,
	2008	2007
Net revenue less provision for uncollectibles	100.0%	100.0%
Professional service expenses	77.3	75.8
Professional liability costs	—	(1.9)

Gross profit	22.6	26.1
General and administrative expenses	8.5	9.2
Management fee and other expenses	0.3	0.3
Depreciation and amortization	1.2	1.2
Interest expense, net	3.8	4.8

Earnings from continuing operations before income taxes	8.8	10.5
Provision for income taxes	3.5	4.1

Earnings from continuing operations	5.3	6.4
Loss from discontinued operations, net of taxes	—	(0.1)
Net earnings	5.3%	6.3%

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net Revenue. Net revenue in the three months ended March 31, 2008 increased $73.0 million or 15.0%, to $559.0 million from $486.0 million in the three months ended March 31, 2007. The increase in net revenues of $73.0 million resulted primarily from increases in fee-for-service revenue of $66.4 million and contract revenue of $6.9 million. These increases were slightly offset by a $0.2 million decrease in other revenue. In the three months ended March 31, 2008, fee-for-service revenue was 79.7% of net revenue compared to 78.0% in 2007, contract revenue was 19.3% of net revenue in 2008 compared to 20.7% in 2007 and other revenue was 1.0% in 2008 compared to 1.2% in 2007.

Provision for Uncollectibles. The provision for uncollectibles was $229.0 million in the three months ended March 31, 2008 compared to $184.9 million in the corresponding period in 2007, an increase of $44.2 million or 23.9%. The provision for uncollectibles as a percentage of net revenue was 41.0% in 2008 compared with 38.0% in 2007. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due to a combination of increases in the total billed patient volume, annual increases in gross fee schedules and an increase in self pay gross accounts receivable relative to other payer types. For the three months ended March 31, 2008 self pay fee-for-service patient visits were approximately 21.9% of total fee-for-service patient visits compared to approximately 21.5% in the same period of 2007.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended March 31, 2008 increased $28.9 million, or 9.6%, to $330.0 million from $301.1 million in the three months ended March 31, 2007. Same contract revenue, which consists of contracts under management in both periods, increased $18.1 million, or 6.8%, to $285.3 million in 2008 compared to $267.2 million in 2007. The increase in same contract revenue of 6.8% consists primarily of increases in patient dollar volume between periods which contributed 3.5% of the growth and increases in contract and other revenue which contributed approximately 3.2% of the growth between periods. Increases in estimated collections per billing unit contributed 0.6% of the growth in same contract revenue as annual increases in gross charges and managed care pricing improvements were offset by reductions in Medicare reimbursements and by reductions in patient acuity between periods primarily as a result of coding changes that became effective during the three months ended March 31, 2008 along with an unfavorable shift in payer mix reflecting an increase in the percentage of self pay volume between periods. Changes in prior year revenue estimates and other accounts receivable valuation assumptions reduced same contract revenue growth by 0.5%. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $34.0 million partially offset by $24.3 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $1.1 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $255.2 million in the three months ended March 31, 2008 compared to $228.3 million in the three months ended March 31, 2007, an increase of $26.9 million or 11.8%. The increase of $26.9 million included an increase of approximately $15.2 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $10.6 million related to new sales net of terminated contracts and $0.7 million related to our acquisitions.

Professional Liability Costs. Professional liability costs were $0.1 million in the three months ended March 31, 2008 compared with a benefit of $5.7 million in the three months ended March 31, 2007 for an increase of $5.7 million. Professional liability costs for the three months ended March 31, 2008 and 2007 include reductions in professional liability reserves relating to prior years of $13.8 million in 2008 and $19.6 million in 2007 resulting from our actuarial studies completed in April of each year. Excluding the favorable actuarial adjustments, professional liability costs increased $35,000 between periods. Costs associated with an increase in provider hours due to growth and to a lesser extent increased provider hours staffed on a same contract basis have been largely offset by a decrease in the actuarial estimate of current period losses under our self insurance program. The reduction in prior professional liability reserves is due to favorable trends in loss estimates primarily associated with improvements in overall frequency of claims reported and favorable changes in loss development assumptions.

Gross Profit. Gross profit was $74.7 million in the three months ended March 31, 2008 compared to $78.5 million in the same period in 2007 for a decrease of $3.7 million between periods. Included in the $3.7 million decrease is a net increase in professional liability costs between periods of $5.7 million resulting from our actuarial studies completed in April of each year. Excluding the impact of the prior year professional liability reserve adjustments in each period, gross profit increased $2.0 million. The increase in gross profit, excluding the actuarial adjustments, is primarily due to the contribution from our new contracts and improvements on a same contract basis between periods.

Gross profit as a percentage of revenue less provision for uncollectibles was 22.6% in 2008 compared with 26.1% in 2007.

General and Administrative Expenses. General and administrative expenses increased $0.3 million to $28.1 million for the three months ended March 31, 2008 from $27.8 million in the three months ended March 31, 2007. General and administrative expenses as a percentage of net revenue less provision for uncollectibles declined to 8.5% in 2008 and 9.2% in 2007. The increase in general and administrative expenses between periods is primarily due to increased professional consulting and marketing fees. These increases were partly offset by a decrease in severance, incentive and commission costs between periods.

Management Fee and Other Expenses. Management fee and other expenses were $0.9 million and $0.9 million in the three months ended March 31, 2008 and 2007, respectively.

Depreciation and Amortization. Depreciation and amortization expense was $3.9 million in the three months ended March 31, 2008 compared to $3.5 million for the three months ended March 31, 2007. The increase of $0.4 million between periods was primarily due to higher depreciation expense related to growth in capital expenditures during 2007.

Net Interest Expense. Net interest expense decreased $1.8 million to $12.6 million in the three months ended March 31, 2008, compared to $14.5 million in the corresponding period in 2007 primarily due to the reduction of our interest rate on the term loan as a result of the second quarter 2007 amendment to our senior credit agreement and lower revolver borrowings between periods.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes in the three months ended March 31, 2008 were $29.2 million compared to $31.7 million in the corresponding period in 2007.

Provision for Income Taxes. The provision for income taxes was $11.7 million in the three months ended March 31, 2008 compared to $12.5 million in the corresponding period in 2007.

Earnings from Continuing Operations. Earnings from continuing operations were $17.5 million compared to $19.3 million in the corresponding period in 2007.

Loss from Discontinued Operations, net of taxes. Loss from discontinued operations, net of taxes was $0.2 million for the three months ended March 31, 2007. Contributing to the loss in 2007 were $0.6 million of severance and other exit costs related to the disposal of the anesthesia business unit.

Net Earnings. Net earnings were $17.5 million in the three months ended March 31, 2008 compared to $19.0 million in the three months ended March 31, 2007.

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

Cash provided by operating activities in the three months ended March 31, 2008 was $12.0 million compared to $28.0 million in the corresponding period in 2007. The $16.0 million decrease in cash provided by operating activities was principally due to an increase in the funding of accounts receivable associated with the increase in net revenue between periods. Cash used in investing activities in the three months ended March 31, 2008 was $11.5 million compared to $14.3 million in 2007. The $2.7 million decrease in cash used in investing activities was principally due to a decrease in cash payments made related to acquisitions and a decrease in capital expenditures. Cash used in financing activities in the three months ended March 31, 2008 was $1.3 million compared to $8.6 million in the three months ended March 31, 2007. The $7.3 million decrease in cash used in financing activities was principally due to the net reduction in outstanding amounts under the revolving credit facility during 2007.

We spent $2.3 million in the first three months of 2008 and $3.4 million in the first three months of 2007 for capital expenditures. These expenditures were primarily for information technology investments and related development projects along with projects in support of operational initiatives.

We are highly leveraged. As of March 31, 2008, we had $630.4 million in aggregate indebtedness, with an additional $125.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.2 million of undrawn letters of credit).

Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of November 23, 2012. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow”, as defined in the agreement.

During the three months ended March 31, 2008, we entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined the interest rate swaps are highly effective and qualify for hedge accounting, therefore at March 31, 2008, we have recorded the decrease in fair value of the interest rate swaps, net of tax, of approximately $0.4 million as a component of other comprehensive earnings.

These agreements expose us to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and we believe the counterparty will be able to fully satisfy its obligations under the contracts.

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

Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

As of March 31, 2008, we had total cash and cash equivalents of approximately $29.5 million. Our ongoing cash needs for the three months ended March 31, 2008 were substantially met from internally generated operating sources. As of March 31, 2008 there were no amounts outstanding under the revolving credit facility.

During the three months ended March 31, 2008, no payments were made related to acquisitions or contingent consideration paid on a prior year acquisition. For the same period in 2007, $1.1 million in cash payments were made related to contingent considerations paid on a prior year acquisition. Future contingent payment obligations are approximately $11.8 million as of March 31, 2008.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of March 31, 2008, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $85.8 million. Effective June 1, 2007, we renewed our fronting program with a commercial insurance carrier through May 31, 2008. As part of this renewal, we paid cash premiums associated with the fronting arrangement of approximately $13.3 million. Anticipated cash flow to the captive insurance company during the period April 1, 2008 to May 31, 2008 is approximately $6.5 million. Effective June 1, 2008, we have renewed our fronting carrier program with a commercial insurance carrier through May 31, 2009. In connection with this renewal, we expect to pay cash premiums of approximately $10.8 million during the second quarter of 2008. We also, for the three months ended March 31, 2008, funded a total of $1.5 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We have the option to fund additional premium payments during 2008 and future periods which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

Under the indenture governing the senior subordinated notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). Adjusted EBITDA under the indenture is defined as net earnings before interest expense, taxes, depreciation and amortization, as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our liquidity and financial flexibility. Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. Adjusted EBITDA as calculated under the indenture for the senior subordinated notes is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net earnings	$17,488	$19,033
Loss from discontinued operations, net of taxes	—	237
Interest expense, net	12,642	14,469
Provision for income taxes	11,702	12,473
Depreciation and amortization	3,882	3,490

EBITDA	45,714	49,702
Management fee and other expenses (a)	886	931
Restricted unit expense (b)	140	140
Insurance subsidiary interest income	1,075	640
Severance and other charges	383	1,638

Adjusted EBITDA*	$48,198	$53,051

*	Adjusted EBITDA totals include the effects of professional liability loss reserve adjustments of $13,835 and $19,599 for the three months ended March 31, 2008 and 2007, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(a)	Reflects management sponsor fee and loss on disposal of assets.
(b)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 unit plan.

Inflation

We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.

Seasonality

Historically, our revenues and operating results have reflected minimal seasonal variation due to the significance of revenues derived from patient visits to emergency departments, which are generally open on a 365/366 day basis, and also due to our geographic diversification. Revenue from our non-emergency department staffing lines is dependent on a healthcare facility being open during selected time periods. Revenue in such instances will fluctuate depending upon such factors as the number of holidays in the period.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) recognizing contingent consideration arrangements on the acquisition date at fair value. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in such periods.

In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. The implementation of SFAS 159 did not have an impact on our results of operations, financial position or cash flows as we did not elect to measure any eligible items at fair value other than instruments such as investments or interest rate swaps that are currently required to be measured at fair value.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities.

At March 31, 2008, the fair value of the Company’s total debt, which has a carrying value of $630.4 million, was approximately $588.0 million. The Company had $415.4 million of variable debt outstanding at March 31, 2008. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2007, the Company’s interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $1.0 million for the three months ended March 31, 2008. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2007.

Item 4T.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There are no material changes from the risk factors as previously disclosed in our Form 10-K, filed with the Securities and Exchange Commission on March 11, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.8	Certificate of Incorporation of EPA of Woodbury, Inc.

3.9	Code of Regulations of EPA of Woodbury, Inc.

3.10	Articles of Amendment to the Articles of Incorporation of IMBS, Inc.

3.11	Articles of Amendment to the Articles of Incorporation of Correctional Healthcare Advantage, Inc.

3.12	Certificate of Amendment of Certificate of Incorporation of Spectrum Healthcare, Inc.

31.1	Certification by Greg Roth for Team Finance LLC dated May 8, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated May 8, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Greg Roth for Health Finance Corporation dated May 8, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated May 8, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Greg Roth for Team Finance LLC dated May 8, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated May 8, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Greg Roth for Health Finance Corporation dated May 8, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated May 8, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

TEAM FINANCE LLC HEALTH FINANCE CORPORATION

/s/ GREG ROTH
Greg Roth Chief Executive Officer

May 8, 2008

/s/ DAVID P. JONES
David P. Jones Chief Financial Officer

May 8, 2008