Form 10-K
period 2008-12-31
Health Finance CORP; Team Finance LLC
filed 2009-03-27
CIK 1356200, 1356207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File Number 333-132495

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

There is no established public trading market for any of the common stock or units of the registrants. The aggregate market value of the voting securities held by non-affiliates of the registrants as of March 26, 2009 was $-0-.

As of March 26, 2009, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock, with a par value of $.01 of Health Finance Corporation.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical facts and that reflect the current view of Team Finance LLC and Team Health, Inc. (collectively, the “Company”) about future events and financial performance are hereby identified as “forward-looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-K that such “forward-looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-K or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

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

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made. The Company disclaims any intent or obligation to update “forward-looking statements” made in this Form 10-K to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I

Item 1.	Business

Our company

We believe we are the largest provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 550 civilian and military hospital clients and their affiliated clinics and surgical centers in 46 states with a team of approximately 6,200 healthcare professionals, including physicians, physician assistants and nurse practitioners. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 70% and 72% of our net revenue less provision for uncollectibles in the years ended December 31, 2008 and 2007, respectively. We also provide comprehensive programs for inpatient care (hospitalist), radiology, pediatrics and other healthcare services, by providing permanent staffing that enables the management teams of hospitals and other healthcare facilities to outsource certain management, recruiting, hiring, payroll, billing and collection and benefits functions.

Emergency departments, or EDs, are the predominate source of hospital inpatient admissions with a significant portion of admissions for key medical service lines starting in EDs, making successful management of this department critical to a hospital’s patient satisfaction rates and overall success. This dynamic, combined with the challenges involved in billing and collections and physician recruiting and retention, is a primary driver for hospitals to outsource their clinical staffing and management services to companies such as ours. Our revenues from ED contracts increased by approximately 42% from 2004 to 2008. The EDs that we staff are generally located in larger hospitals. We believe that our experience and expertise in managing the complexities of these high-volume emergency departments enable our hospital clients to provide higher quality and more efficient physician and administrative services. In this type of environment, we can establish stable long-term relationships, recruit and retain high quality physicians and other providers and staff, and obtain attractive payer mixes and profit margins.

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

We are a national company delivering our services through twelve regional management sites located in key geographic markets. This operating model enables us to provide a localized presence combined with the benefits of scale in centralized administrative and other back office functions that accrue to a larger, national company. The teams in our regional offices have responsibility for managing our customer and physician relationships and providing administrative healthcare services.

The Reorganization Merger and the Recapitalization Merger

On November 23, 2005, affiliates of The Blackstone Group L.P. (“Blackstone”), by way of merger with Team Health Holdings LLC (“Holdings”), acquired a 91.1% interest in Holdings (the “Recapitalization Merger”). Holdings became the parent corporation of Team Finance LLC (“Team Finance”) which was formed in Delaware in 2005. Also pursuant to the Merger Agreement dated October 11, 2005, Team MergerSub Inc., a Tennessee Corporation and wholly-owned subsidiary of Team Finance merged with and into Team Health, Inc.

(“TeamHealth”) (the “Reorganization Merger”). The described transactions are collectively referred to as the “Transaction” within this Form 10-K. References and information noted as being those of the “Company”, “we” or “our” relate to both TeamHealth and Team Finance. The remaining 8.9% ownership in Holdings was held by members of management of the Company at the time of the Transaction.

The Recapitalization Merger was accounted for as a recapitalization. The Reorganization Merger was accounted for as an acquisition of minority interest, whereby the common stock of TeamHealth that was not owned by Holdings prior to November 23, 2005, was recorded at fair value resulting in an adjustment to the carrying value of the pro rata portion of assets and liabilities deemed to have been acquired or assumed in the Reorganization Merger. Pursuant to the Reorganization Merger, all the existing outstanding minority equity interests in TeamHealth were acquired by Holdings, resulting in Holdings owning 100% of the outstanding equity interests in TeamHealth. In 1999, our former controlling stockholders acquired their controlling interest in TeamHealth in a transaction that was also accounted for as a recapitalization (the “1999 Recapitalization”). The Reorganization Merger also required the “push down” of the accounting basis established in the 1999 Recapitalization. Accordingly, the historical information presented herein for TeamHealth for the year ended December 31, 2004 was restated for the effect of the Reorganization Merger.

Anesthesia Management Services

In January 2007, we completed a strategic review of our anesthesia management services business, and based upon our review concluded that the existing business model of providing management services to independent physician groups was not a viable long-term strategy and could not consistently meet our internal growth targets. As a result of this review, we elected to exit this non-core business line. The final phase of this business line disposal was completed in 2007, therefore under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets”, we have reported the results of the anesthesia operations as discontinued operations for all years presented.

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

We target certain clinical areas within healthcare facilities including, emergency medicine, hospital medicine, radiology, and pediatrics, as well as civilian medical staffing within military treatment facilities. Each of these clinical areas currently faces severe physician shortages, and many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. Moreover, physician shortages are exacerbated by growing demand for services in these clinical areas.

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

Emergency Medicine. According to the American Hospital Association (AHA Hospital Statistics, 2009 edition), there were approximately 4,900 total community hospitals in the U.S in 2007 and approximately 4,500 of those hospitals operate emergency departments. In 2007, hospitals treated more than 120.8 million patients in their emergency departments, which represents an increase of more than 30% since 1997, while more than 160 emergency departments closed during that same time period. This convergence has resulted in the average number of patient visits per emergency department to grow from approximately 18,000 in 1990 to approximately 27,000 in 2007. The emergency department is the predominate source of hospital inpatient admissions with a significant percentage of admissions for key medical service lines, starting in emergency departments. This dynamic has significant implications for hospitals in terms of revenue, cost, quality, and the ability to grow market share.

With its origins dating back to the early 1970s, the emergency department is the most established service line for clinical outsourcing. It is estimated that, of all hospitals that operate an emergency department, only 33% employ their emergency physicians and manage the function in-house, while the remaining 67% choose to outsource. The market for outsourced emergency department staffing and management services is highly fragmented. Depending on how one classifies a national company, this group covers approximately 25% of the outsourced emergency department market, with the balance being served by smaller local and regional physician groups. These local providers often lack the depth of experience and administrative and systems infrastructure necessary to compete with national providers in the increasingly complex healthcare business and regulatory environment.

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

First appearing in the early 1990s, hospitalists today are significant providers of acute inpatient care and are increasingly assuming physician leadership roles on their hospitals’ medical staffs. According to the Society of Hospital Medicine (SHM), approximately 40% of U. S. community hospitals have a hospitalist program, and for hospitals with 200 beds or more, 70% have hospitalist programs. The SHM also reports that approximately 22,000 physicians consider themselves “hospitalists.”

Unlike the fee-for-service structure of other hospital-based programs, 97% of hospitals surveyed contributed financial support to hospital medicine groups, according to SHM. The fact that hospitals are willing to support the programs financially demonstrates a growing recognition of the value hospitalists provide. Although hospital medicine is considered the fastest-growing specialty, it is still a relatively untapped market. There are several factors that portend its continued growth, including ongoing cost pressures on hospitals, a national focus on patient safety, growing transparency of quality indicators, increased acuity of hospitalized patients, and the growing preference of primary care physicians not to have a hospital practice.

Radiology. According to the Radiological Society of North America (“RSNA”), several indicators are pointing toward some relief in the shortage of radiologists. Many sources are citing increased productivity levels and enhanced technology as helping to abate the shortage, although it is still significant. However, there remains an enhanced ongoing shortage in rural communities and specific subspecialties, such as academic radiology, pediatric radiology, vascular/interventional radiology, and women’s imaging. Industry leaders are also concerned by the continuing growth of radiology procedures, which has steadily increased by 6% annually. Additionally, the aging of the U.S. population poses an additional issue, as individuals over the age of 65 receive four times the number of imaging tests as other individuals.

The rapid changes in the radiology market presents an advantage to companies that have the resources to effectively recruit radiologists and provide the infrastructure necessary to increase productivity for radiology groups and hospitals. The changing market for radiology services has led us to a shift from the traditional fee-for-service compensation arrangement to an increase in cost-plus arrangements with hospitals. These arrangements reduce our economic risk for such services in a time of escalating professional compensation for radiologists in general. The market for outsourced radiology services is highly fragmented and served by a large number of small local and, to a lesser extent, regional radiology groups. Smaller radiology groups are often at a competitive disadvantage since they often lack the recruitment strength, capital, range of medical equipment, teleradiology backup support, and information systems required to meet the increasingly complex needs of hospitals.

The digitalization of imaging modalities has fostered the growth of teleradiology—the process of sending radiologic images from one point to another through digital, computer-assisted transmission, typically over standard telephone lines, wide area network (WAN), or over a local area network (LAN). Through teleradiology, images can be sent to another part of the hospital, or around the world. This capability provides numerous benefits to hospitals and radiology groups. As radiologists experience a decrease in reimbursement for services, teleradiology allows them to use their time more efficiently, thus increasing volume without substantially increasing costs. Teleradiology enables rural hospitals—which make up approximately 60% of all hospitals in the United States—to have real-time access to radiology consultations 24 hours a day, 7 days a week. It also benefits hospitals that do not have full-time radiologists on staff, or for those that require specialized radiology services, such as pediatric. Teleradiology can also save money by avoiding unnecessary patient transfers as well as the costs associated with film, storage and retrieval of images.

Pediatrics. According to the American College of Emergency Physicians, emergency physicians and nurses treat more than 30 million sick and injured children in America’s emergency departments annually. Many of these cases are classified as nonemergent, indicating the growing need for alternative sites for pediatric urgent care. Changing demographics and lifestyles indicate a growing trend in the ability to receive medical care outside of “traditional” physician office hours. We believe all of these indicators result in a growing demand for freestanding clinics or practice settings which provide after hours care to pediatric patients.

Military Staffing. Demand for healthcare services among military personnel has increased commensurately with growth in the number of military retirees and the use of services by active duty personnel and their dependents. Military treatment facilities today make extensive use of permanent civilian staffing due to an inability to recruit and retain sufficient numbers of physicians, nurses and other healthcare professionals and the goal of reducing the instances of military personnel seeking off-base civilian medical care that results in higher costs. Industry sources project the military permanent medical staffing market to increase from approximately $873 million to $1.1 billion over the next five years, representing a 5% compounded annual growth rate.

Competitive strengths

Leading Market Position. We believe TeamHealth is the largest provider of emergency department staffing and management services in the United States, based upon patient visits and revenue. We are among the top providers of hospital medicine services in the country, and we are a significant provider of permanent healthcare staffing to military treatment facilities under the U.S. government’s TRICARE Program. We believe our ability to spread the cost of our corporate infrastructure over a broad national contract and revenue base generates significant cost efficiencies that are generally not available to smaller competitors. As a full-service provider with a comprehensive understanding of changing healthcare regulations and policies and the management information systems that provide support to manage these changes, we believe we are well positioned to maintain and grow our market share.

Regional Operating Models Supported by a National Infrastructure. We serve our civilian and military hospitals from regionally located operating units. We believe this unique structure allows us to deliver locally focused service combined with the resources and sophistication of a national organization. Our local presence helps us foster community-based relationships with healthcare facilities, which we believe results in responsive service and high physician retention rates. Our strong relationships in local markets enable us to effectively market our services to both local hospital and military treatment facility administrators, who generally are involved in making decisions regarding contract awards and renewals. Our regional operating units are supported by our national infrastructure, which includes integrated information systems and standardized procedures that enable us to efficiently manage the operations and billing and collections processes. We also provide each of our regional management sites with centralized staffing support, purchasing economies of scale, payroll administration, coordinated marketing efforts, and risk management. We believe our regional operating models supported by our national infrastructure improve productivity and quality of care while reducing the cost of care.

Significant Investment in Information Systems and Procedures. Our proprietary information systems link our billing, collections, recruiting, scheduling, credentials coordination, and payroll functions among our regional management sites, allowing our best practices and procedures to be delivered and implemented nationally while retaining the familiarity and flexibility of a regionally-based service provider. We have developed and maintain integrated, advanced systems to facilitate the exchange of information among our operating units and clients. These systems include our Lawson and Hyperion financial accounting and reporting systems, GE Centricity (formerly IDX) Billing System, and our TeamWorks™ physician database and software package. As a result of these investments and the companywide application of best practices policies, we believe our average cost per patient billed and average recruiting cost per physician and other healthcare professionals are among the lowest in the industry. The strength of our information systems has enhanced our ability to properly collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity.

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

Experienced Management Team with Significant Equity Ownership. Our senior management team has extensive experience in the outsourced physician staffing and administrative services industry. Our Executive Chairman, H. Lynn Massingale, M.D., has been with TeamHealth and co-founded its predecessor entity in 1979. Our senior corporate and affiliate executives have an average of over 20 years experience in the outsourced physician staffing and medical services industries. Members of our management team have an ownership interest of approximately 6.8% in Class A voting units of Holdings. In addition to the Class A units, members of our management team also own Class B and Class C units in Holdings. See “Executive Compensation—Compensation discussion and analysis—Long term incentive compensation.” As a result of its substantial equity interest, we believe our management team has significant incentive to maintain its existing client base through the continued provision of high quality services to them and to continue to increase our revenue and profitability through new growth.

Financial performance. We believe that financial stability, including a demonstrated ability to pay healthcare professionals in a timely manner and provide adequate professional liability insurance, is one of the key discriminating factors used by clients in the healthcare industry when choosing outsourcing providers. We have generated positive operating cash flow for each of the last five years. Cash flow from operations for the year ended December 31, 2008 was approximately $62.0 million. We believe that our operating cash needs will continue to be met through cash generated from operations.

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

Our business strategy

We intend to utilize our competitive strengths to capitalize on favorable industry trends and execute on the following business strategies:

Increase revenues from existing customers. We have a strong record of achieving growth in revenues from our existing customer base. In 2008 and 2007, our net revenues less provision for uncollectibles from existing contracts, which consist of contracts under management from the beginning of a period through the end of the subsequent period, grew by approximately 4.5% and 5.9% on a year-over-year basis in 2008 and 2007, respectively. We plan to continue to increase revenue from existing customers by:

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

Increase revenue from additional clinical areas. In addition to pursuing growth in our core ED staffing business, we believe significant opportunities exist to increase revenues from our hospitalist, radiology, temporary staffing, or “locum tenens,” and pediatrics service offerings. We believe we are well-positioned to increase our market share in these areas due to our ability to leverage our infrastructure and existing client relationships as well as our recruiting and risk management expertise. We intend to grow our presence in these sectors by adding new clients with whom we do not currently have a relationship, and marketing these services to our existing ED clients.

Leverage infrastructure to enhance profitability. Our revenue growth strategy along with our established regional and corporate infrastructure is designed to allow for continued enhancement of profitability. Our information systems and economy of scale allow us to enhance profitability with revenue growth without compromising the quality of operations or clinical care. Our strategy is to continually reduce costs, improve efficiencies and provide employee incentives to drive our growth.

Focus on risk management. Through our risk management staff, quality assurance staff and medical directors, we conduct an aggressive risk management program for loss prevention and early intervention. We have a proactive role in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. The risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems;

•	tracking/trending the cause of accidents and claims;

•	risk management quality improvement programs;

•	physician education and service programs, including peer review and monitoring; and

•	early intervention in potential professional liability claims.

Pursue selective acquisitions. Although we believe we are the largest provider of outsourced physician staffing and administrative services in the U.S., based on revenues and patient visits, our current market share is less than 10%. We intend to selectively acquire businesses in the fragmented outsourcing market that complement the organic growth of our business.

Service lines

We provide a full range of outsourced physician staffing and administrative services in emergency medicine, inpatient services, radiology, pediatrics, and other hospital-based functions. We also provide a full range of healthcare management services to military treatment facilities. In addition to physician-related services within a military treatment facility setting, we also provide non-physician staffing services to military treatment facilities, including such services as para-professional providers, nursing, specialty technicians and administrative staffing.

Emergency department. We believe we are the largest provider of outsourced physician staffing and administrative services for hospital emergency departments in the United States, based upon revenues and patient visits. We contract with the hospitals to provide qualified emergency physicians, physician assistants and nurse practitioners for their emergency departments. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of the emergency department. We have specific programs that apply proven process improvement methodologies to departmental operations. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us in sales situations and improve the chances of being selected in a competitive bidding process. As of December 31, 2008, we independently contracted with approximately 2,400, and employed more than 600, hospital based emergency physicians.

Inpatient services. We also provide physician staffing and administrative functions for inpatient services, which include hospital medicine, intensivist, and house coverage services. Our inpatient contracts with hospitals are generally on a cost-plus or flat rate basis. We also contract directly with health plans. As of December 31, 2008, we independently contracted with or employed approximately 300 inpatient physicians.

Radiology. We provide outsourced radiology physician staffing and administrative services in the U.S., both on a fee-for-service basis and a cost-plus basis. We contract directly with radiology groups and hospitals to provide physician staffing and administrative services. A typical radiology management team consists of clinical professionals, board-certified radiologists that are trained in all modalities, and non-clinical professionals and support staff that are responsible for the scheduling, purchasing, billing and collections functions. A component of our radiology business is teleradiology support services. The customers for these services are typically hospitals, radiologists or radiology groups. The business provides support to our customers from a centralized reading location. As of December 31, 2008, we independently contracted with or employed approximately 30 radiologists.

Pediatrics. We provide outsourced pediatric physician staffing and administrative services for general and pediatric hospitals on a fee-for-service basis. These services include pediatric emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. We also operate twelve after-hours pediatric urgent care centers in Florida. We have experienced growth of our contracts and centers and net revenues less provision for uncollectibles in our outsourced pediatric physician staffing and administrative services business due primarily to new contract sales and acquisitions, the establishment of new centers, and, to a lesser extent, rate increases on existing contracts.

Temporary staffing. We provide temporary staffing (locum tenens) of physicians and paraprofessionals to hospitals and other healthcare organizations through our subsidiary Daniel and Yeager, Inc. (“D&Y”). Specialties placed through D&Y include anesthesiology, radiology and primary care among others. Revenues from these services are generally derived from a standard contract rate based upon the type of service provided. D&Y’s customers include hospitals, military treatment facilities and medical groups.

Primary care clinics and occupational medicine. We provide primary care staffing and administrative services in stand-alone primary care clinics and in clinics located on the work-site of industrial clients. While such clinics are not a primary focus of our business, they are complementary to our hospital clients’ interests. We generally contract with hospitals or industrial employers to provide cost-effective, high quality primary care physician staffing and administrative services.

Other non-physician staffing services. Other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing are provided primarily in military treatment facilities. These services are currently provided on an hourly contract basis. Net revenues less provision for uncollectibles derived from such non-physician staffing services were approximately 8% of our revenues less provision for uncollectibles in both 2008 and 2007.

Medical call center services. Through our subsidiary, TeamHealth Medical Call Center, we provide medical call center services to hospitals, physician groups and managed care organizations. Our 24-hour medical call center is staffed by registered nurses and specially trained telephone representatives with back-up support from practicing physicians.

The services provided by TeamHealth Medical Call Center include:

•	physician after-hours call coverage;

•	community nurse lines;

•	ED advice calls;

•	physician referral;

•	class scheduling;

•	appointment scheduling; and

•	web response.

In addition, the TeamHealth Medical Call Center can provide our emergency department clients with outbound follow-up calls to patients who have been discharged from an ED. We believe this service results in increased patient satisfaction and decreased liability for the hospital.

The TeamHealth Medical Call Center is one of the few call centers nationwide that is accredited by the Utilization Review Accreditation Committee, an independent nonprofit organization that provides accreditation and certification programs for call centers.

Contractual arrangements

We earn revenues from both fee-for-service arrangements and from flat-rate or hourly contracts. Neither form of contract requires any significant financial outlay, investment obligation or equipment purchase by us other than the professional expenses and administrative support costs associated with obtaining and staffing the contracts and the associated cost of working capital for such investments.

Our contracts with hospitals generally have terms of three years. Our present contracts with military treatment facilities are generally for one year. Both types of contracts often include automatic renewal options under similar terms and conditions unless either party gives notice of an intent not to renew. Despite the fact that most contracts are terminable by either party upon notice of as little as 90 days, the average tenure of our existing hospital contracts is approximately nine years. The termination of a contract is usually due to either an award of the contract to another staffing provider as a result of a competitive bidding process or termination of the contract by us due to a lack of an acceptable profit margin on fee-for-service patient volumes coupled with inadequate contract subsidies. Less frequently, contracts may be terminated as a result of a hospital facility closing due to facility mergers or a hospital attempting to insource the services being provided by us.

Hospitals. We provide outsourced physician staffing and administrative services to hospitals under fee-for-service contracts, flat-rate contracts and cost-plus contracts. Hospitals entering into fee-for-service contracts agree, in exchange for granting exclusivity to us for such services, to authorize us to bill and collect the professional component of the charges for such professional services. Under the fee-for-service arrangements, we bill patients and third-party payers for services rendered. Depending on the underlying economics of the services provided to the hospital, including its payer mix, we may also receive supplemental revenue from the hospital. In a fee-for-service arrangement, we accept responsibility for billing and collections.

Under flat-rate contracts, the hospital usually performs the billing and collection services of the professional component and assumes the risk of collectibility. In return for providing the physician staffing and administrative services, the hospital pays us a contractually negotiated fee, often on an hourly basis. Under cost-plus contracts, the hospital typically reimburses us the amount of our total costs incurred in providing physicians and mid-level practitioners to perform the professional services, plus an agreed upon administrative management fee, less our billings and collections of the professional component of the charges for such professional services.

Military treatment facilities. Our present contracts to provide staffing for military treatment facilities generally provide such staffing on an hourly or fee basis.

Physicians. We contract with physicians as independent contractors or employees to provide the professional services necessary to fulfill our contractual obligations to our hospital clients. We typically pay physicians: (1) an hourly rate for each hour of coverage provided at rates comparable to the market in which they work; (2) a productivity-based payment such as a relative value unit, or RVU, based payment; or (3) a combination of both a fixed rate and a productivity-based component. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security, and workers’ compensation insurance premiums. In contrast, we pay these taxes and expenses for employed physicians.

Our contracts with physicians generally have automatic renewal provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 90 to 180 days notice. Our physician contracts may also be terminated immediately for cause by us under certain circumstances. In addition, we have generally required physicians to sign non-competition and non-solicitation agreements. Although the terms of our non-competition and non-solicitation agreements vary from physician to physician, they generally restrict the physician for 2 years after termination from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements, competing for and/or soliciting our clients, and in limited cases, providing services in a particular geographic region. As of December 31, 2008, we had working relationships with more than 3,600 physicians, of which approximately 2,900 were independently contracted. See “Risk factors—Risks related to our business—We may not be able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees.”

Other healthcare professionals. We provide para-professionals, nurses, specialty technicians and administrative support staff on a long-term contractual basis to military treatment facilities. These healthcare professionals under our current military staffing contracts are compensated on an hourly or fee basis. As of December 31, 2008, we employed or contracted with approximately 2,600 other healthcare professionals.

Services

We provide a full range of outsourced physician and non-physician healthcare professional staffing and administrative services including the following:

Contract management. Our delivery of services for a clinical area of a healthcare facility is led by an experienced contract management team of clinical and other healthcare professionals. The team usually includes a regional medical director, an on-site medical director and a client services manager. The on-site medical director is a physician with the primary responsibility of managing the physician component of a clinical area of the facility. The medical director works with the team, in conjunction with the nursing staff and private medical staff, to improve clinical quality and operational effectiveness. Additionally, the medical director works closely with the regional operating unit’s operations staff to meet the client’s ongoing recruiting and staffing needs.

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

Recruiting. Many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of more than 80 professionals dedicated to the recruitment of qualified physicians and other clinicians. These professionals are regionally located and focus on matching qualified, career-oriented physicians with healthcare facilities. Common recruiting methods include the use of our proprietary national physician database, attendance at trade shows, the placement of website and professional journal advertisements, telemarketing efforts, and referrals from our existing providers.

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

Information systems. We have invested in advanced information systems and proprietary software packages designed to assist hospitals in lowering administrative costs while improving the efficiency and productivity of a clinical area. These systems include TeamWorks™ , our national physician database and software package that facilitates the recruitment and retention of physicians and supports our contract requisition, credentials coordination, automated application generation, scheduling and payroll operations.

The strength of our electronic billing system and other information systems has enhanced our ability to properly collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity. As a result of our investments in information systems and the company-wide application of operational best practices policies, we believe our average cost per patient billed and average recruiting cost per physician and other healthcare professionals are among the lowest in the industry.

Billing and collections. Our billing and collection services are a critical component of our business. Our fee-for-service billing and collections operations are conducted at one of three billing locations and operate on a uniform billing system using a state of the art billing and accounts receivable software package with comprehensive reporting capabilities. We are able to maintain fee schedules that vary for the level of care rendered and to apply contractually agreed upon allowances (in the case of commercial and managed care insurance payers) and reimbursement policy parameters (in the case of governmental payers) to allow us to process payer reimbursements at levels that are less than the gross charges resulting from our fee schedules. Our billing system calculates the contractual allowances at the time of processing of third-party payer remittances. The contractual allowance calculation is used principally to determine the propriety of subsequent third-party payer payments. The nature of emergency care services and the requirement to treat all patients in need of such care and often times under circumstances where complete and accurate billing information is not readily available at the time of discharge, precludes the use of our billing system to accurately determine contractual allowances for financial reporting purposes. As a result, management estimates net revenues less provision for uncollectibles, which is our revenue estimated to be collected after considering our contractual allowance obligations and our estimates of doubtful accounts, as further discussed in detail in “Item 7. Management’s discussion and analysis of financial condition and results of operations.”

We have interfaced a number of other software systems with our billing system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability to gather registration information directly from a hospital’s management information system. Additionally, we have invested in electronic submission of claims and remittance posting, as well as electronic chart capture, workflow, and online coding. These programs have resulted in lower labor and postage expenses. At the present time, approximately 99% of our over seven million fee-for-service annual patient visits are processed by one of our three billing locations.

We also operate an internal collection agency. Substantially all collection placements generated from our billing locations are sent to the agency. Comparative analysis has shown that the internal collection agency is more cost effective than the use of outside agencies and has improved the collectibility of existing placements. Our advanced comprehensive billing and collection systems allow us to have full control of accounts receivable at each step of the process.

Risk management. Through our risk management staff, quality assurance staff and our medical directors, we conduct an aggressive risk management program for loss prevention and early intervention. We are proactive in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems through which we monitor errors that may potentially become claims;

•	tracking/trending the cause of errors and claims looking for preventable sources of erroneous medical treatment or decision-making;

•	risk management quality improvement programs;

•	physician education and service programs, including peer review and monitoring and the provision of more than 78,000 hours of continuing medical education in 2008;

•	collection of loss prevention information enabling providers to review current topics in medical care at their convenience; and

•	early intervention in potential professional liability claims.

In addition, during 2007, we completed the conversion of our risk management database over to one of the most comprehensive risk management information systems on the market, and use it to enhance our physician risk management assessments, malpractice claims/litigation management, and the analysis of claims data to identify loss patterns/trends. The collection and analysis of claims data enables us to evaluate losses, and target risk management intervention to proactively address potential liability exposures.

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

Consulting services. We have a long history of providing outsourced physician staffing and administrative services to healthcare facilities and, as a result, have developed extensive knowledge in the operations of certain areas of the facilities we service. As such, we provide consulting services to our client healthcare facilities to improve the productivity, quality and cost of care delivered by them. These services include:

•

Process improvement. We have developed a number of utilization review programs designed to track patient flow and identify operating inefficiencies. To rectify such inefficiencies, we have developed a Fast Track system and other processes to expedite patient care in the hospital emergency department and urgent care center by separating patients who can be treated in a short period of time from patients who have more serious or time-consuming problems. Fast Track patients, once identified through appropriate triage categorization, are examined and treated in a separate area of the hospital emergency department or urgent care center, controlled by its own staff and operational system. We have substantial experience in all phases of development and management of Fast Track programs, including planning, equipping, policy and procedure development, and staffing. In addition, we employ WaitLoss™, a proprietary process improvement system designed to assist the hospital in improving the efficiency and productivity of a department.

•

Quality improvement. We provide a quality improvement program designed to assist healthcare facilities in maintaining a consistent level of high quality care. We periodically measure the performance of our services at the healthcare facilities, based on a variety of benchmarks, including patient volume, quality indicators and patient satisfaction. This program is typically integrated into our process improvement program to ensure seamless delivery of high quality, cost-effective care.

•

Managed care contracting. We have developed extensive knowledge of the treatment protocols and related documentation requirements of a variety of managed care payers. As a result, we often participate in the negotiation of managed care contracts to make those managed care relationships effective for patients, payers, physicians and hospitals. We provide managed care services in the areas of contracting, negotiating, reimbursement analysis/projections, payer/hospital relations, communications and marketing. We have existing managed care agreements with health maintenance organizations, preferred provider organizations and integrated delivery systems for commercial, Medicaid and Medicare products. While the majority of our agreements with payers continue to be traditional fee-for-service contracts, we are experienced in providing managed, prepaid healthcare to enrollees of managed care plans.

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

Sales and marketing

Contracts for outsourced physician staffing and administrative services are generally obtained either through direct selling efforts or requests for proposals. We have a team of sales professionals located throughout the country. Each sales professional is responsible for developing sales opportunities for the operating unit in their territory. In addition to direct selling, the sales professionals are responsible for working in concert with the regional operating unit president and corporate development personnel to respond to requests for proposal or take other steps to develop new business relationships.

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

Operations

We currently have six principal service lines located at twelve regional sites. Our regional sites are listed in the table below. The Emergency Department units are managed by senior physician leaders, and are operated as profit centers with the responsibility for pricing new contracts, recruiting and scheduling physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal are centralized.

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

We require the physicians with whom we contract to obtain professional liability insurance coverage. For our independently contracted physicians, we typically arrange for, and for our employed providers, we typically provide for, claims-made coverage with per incident and annual aggregate per physician limits and per incident and annual aggregate limits for various corporate entities. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.

Beginning in 2003, we began providing for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. We base a substantial portion of our provision for professional liability losses on periodic actuarial estimates of such losses.

We are usually obligated to arrange for the provision of “tail” coverage for claims against our clinicians for incidents that are incurred but not reported during periods for which the related risk was covered by claims-made insurance. With respect to those clinicians for whom we are obligated to provide tail coverage, we accrue professional insurance expenses based on estimates of the cost of procuring tail coverage.

We also maintain general liability, vicarious liability, automobile liability, property and other customary coverages in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business.

Employees and independent contractors

As of December 31, 2008, we had approximately 6,200 employees, of which approximately 3,000 worked in billing and collections, operations and administrative support functions, more than 700 were physicians and approximately 2,600 were other healthcare providers. In addition, we had agreements with more than 3,000 independent contractors, of which approximately 2,900 were physicians.

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

We believe Emergency Medical Services Corporation has the second largest share of the emergency department services market based upon revenues. There are several smaller companies that provide outsourced emergency department services and that operate in multiple states.

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

State laws regarding prohibition of corporate practice of medicine and fee splitting arrangements. The laws and regulations relating to our operations in 46 states vary from state to state and many states prohibit general business corporations, as we are, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. We believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting. We currently employ or contract with providers or physician-owned professional corporations to provide outsourced staffing and administrative services to healthcare facilities in the 46 states in which we provide services. Other parties may assert that, despite the way we are structured, TeamHealth could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements. The laws of other states, including Florida, where we derived approximately 16% of our net revenues less provision for uncollectibles, do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee splitting arrangements.

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

Anti-kickback statutes. We are subject to the federal healthcare fraud and abuse laws including the federal anti-kickback statute. The federal anti-kickback statute under section 1128B(b) of the Social Security Act, or SSA, (“Anti-Kickback Statute”) prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for referring an individual or to induce the referral of an individual to a person for the furnishing (or arranging for the furnishing) of any item or service, or in return for the purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item for which payment may be made, in whole or in part, by a federal healthcare program. These fraud and abuse laws define federal healthcare programs to include plans and programs that provide health benefits, whether directly, through insurance, or otherwise, that are funded directly by the United States government or any state healthcare program other than the Federal Employee Health Plan. These programs include Medicare and Medicaid, and TRICARE (formerly the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the Anti-Kickback Statute may result in civil and criminal penalties and exclusion from participation in federal and state healthcare programs.

As authorized by Congress, the Office of Inspector General (“OIG”) has issued “safe harbor” regulations that immunize from prosecution certain business arrangements under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria are reviewed based upon a facts and circumstances analysis to determine whether a violation may have occurred. Some of the financial arrangements that we may maintain may not meet all of the requirements for safe harbor protection. The authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these financial arrangements violate the Anti-Kickback Statute or other federal or state laws. A determination that a financial arrangement violates the Anti-Kickback Statute could subject us to liability under the Social Security Act, including criminal and civil penalties, as well as exclusion from participation in government programs such as Medicare and Medicaid or other federal healthcare programs. In addition, an increasing number of states in which we operate have laws that prohibit some direct or indirect payments, similar to the Anti-Kickback Statute, if those payments are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure, and civil and criminal penalties. Statutes vary from state to state, are often vague, and may not have been interpreted by courts or regulatory agencies.

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

The Stark Law provides that the entity that renders the “designated health services” may not present or cause to be presented a claim for “designated health services” furnished pursuant to a prohibited referral. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. In addition, anyone who presents or causes to be presented a claim in violation of the Stark Law is subject to payment denials, mandatory refunds, monetary penalties of up to $15,000 per service, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs.

The term “designated health services” includes services commonly performed or supplied by hospitals (including inpatient and outpatient hospital services and diagnostic radiology and radiation therapy services and supplies) or medical clinics for which we provide physician staffing. In addition, the term “financial relationship” is broadly defined to include any direct or indirect ownership or investment interest or compensation arrangement. There are a number of exceptions to the self-referral prohibition, including exceptions for many of the customary financial arrangements between physicians and providers, such as employment contracts, leases, professional services agreements, non-cash gifts having a value less than $300 and recruitment agreements. On January 4, 2001, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule, subject to a comment period, intended to clarify parts of the Stark Law and some of the exceptions to it. The majority of the regulations contained in this rule became effective on or before January 4, 2002. On March 26, 2004, CMS issued an interim final rule intended to clarify certain portions of the Stark Law. These rules, known as “phase two” of the Stark Law, became effective July 26, 2004. Subsequently, on September 7, 2007, CMS issued “phase three” of the Stark Law to finalize and clarify “phase two” regulations. The “phase three” regulations became effective on December 4, 2007.

Phase two and phase three regulations clarified certain requirements of the Stark Law. Since phase three, a number of additional proposed modifications were issued separately from the Stark regulations in the CMS’

Calendar Year 2009 Medicare Physician Fee Schedule (“CY2009 MPFS”) and Fiscal Year 2009 Inpatient Prospective Payment System regulations (“FY2009 IPPS”). The CY2009 MPFS included provisions related to the anti-markup rule (related to purchased interpretations) that became effective January 1, 2009. In addition, CMS elected to adopt a number of clarifications and changes in the FY2009 IPPS regulations, which include eliminating the unit of service arrangements for leases, further restricting percentage-based compensation and “under arrangement” services, and modifying signature requirements with respect to physician lease and service contracting. Additionally, CMS contemplates future rulemaking and further clarification. This evolving body of regulations, or the adoption of new federal or state laws or regulations, could affect many of the arrangements entered into by each of the hospitals with which we contract. In addition, courts, Congress, and law enforcement authorities, including the OIG, are increasing the scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and/or other business.

In addition, a number of the states in which we operate have similar prohibitions on physicians’ self-referrals. These state prohibitions may differ from the Stark Law’s prohibitions and exceptions. Violations of these state laws may result in prohibition of payment for services rendered, loss of licenses, fines, and criminal penalties. State statutes and regulations also may require physicians or other healthcare professionals to disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is recommended to the patients. These laws and regulations vary significantly from state to state, are often vague, and, in many cases, have not been interpreted by courts or regulatory agencies. Exclusions and penalties, if applied to us, could result in significant loss of reimbursement to us, thereby significantly affecting our financial condition.

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

The False Claims Act imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. Violations of the False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim.

In addition to actions being brought under the False Claims Act by government officials, the False Claims Act also allows a private individual with direct knowledge of fraud to bring a “whistleblower” or qui tam lawsuit on behalf of the government for violations of the False Claims Act. In that event, the whistleblower is responsible for initiating a lawsuit that sets in motion a chain of events that may eventually lead to the recovery of money by the government. After the whistleblower has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor and the whistleblower will receive up to 25% of the government’s award in a successful lawsuit or settlement. In the event the government declines to join the lawsuit, the whistleblower plaintiff may choose to pursue the case alone, in which case the whistleblower will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts. In return for bringing a whistleblower lawsuit on the government’s behalf, the whistleblower plaintiff receives a statutory amount of up to 30% of the recovered amount from the government’s litigation proceeds if the litigation is successful or if the case is successfully settled. Recently, the number of whistleblower lawsuits brought against healthcare providers has increased dramatically, and have included lawsuits based upon alleged violations of the Federal Anti-Kickback Statute and the Stark Law.

In addition to the False Claims Act, several states and the District of Columbia have enacted false claims laws that allow the recovery of money that was fraudulently obtained by a healthcare provider from the state, such as Medicaid funds provided by the state, or, in some cases, from private payers, and assess other fines and penalties.

In addition to the False Claims Act, under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, there are five additional federal criminal statutes: “healthcare fraud,” “false statements relating to healthcare matters,” “theft or embezzlement in connection with healthcare,” “obstruction of criminal investigations of healthcare offenses,” and “laundering of monetary instruments.” These HIPAA criminal statutes encompass fraud against private payers. Violations of these statutes constitute felonies and may result in fines, imprisonment, and/or exclusion from government-sponsored programs. The “healthcare fraud” provisions of HIPAA prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payers. The “false statements” provisions of HIPAA prohibit knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

In August 2000, HHS issued final regulations establishing electronic transaction standards that healthcare providers must use when submitting or receiving certain healthcare data electronically (the Transactions Rule). Most affected entities, including us, were required to comply with these regulations by October 16, 2002 or request an extension to comply with these regulations by October 16, 2003 from CMS. We received confirmation from CMS of CMS’s receipt of our request and were therefore required to comply with these regulations by October 16, 2003. On October 16, 2003, CMS implemented a HIPAA contingency plan to permit providers to temporarily submit electronic Medicare claims in a non-standard format. CMS terminated the contingency plan effective October 1, 2005. We have completed the necessary actions to comply with the new standards and transmit data in the standardized format to health plans that are able to accept the format.

In December 2000, HHS issued final regulations concerning the privacy of healthcare information that were subsequently clarified in August 2002 (the Privacy Rule). These regulations regulate the use and disclosure of individuals’ healthcare information, whether communicated electronically, on paper or verbally. Most affected entities, including us, were required to comply with these regulations by April 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. We have adopted privacy policies for our covered entity activities and have entered into business associate agreements with affiliated providers, including physicians, hospitals and other covered entities, and our vendors. We believe we are in substantial compliance with the final regulations concerning the privacy of healthcare information.

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

In January 2004, CMS issued final regulations concerning the national unique health identifier for healthcare providers. These regulations establish the standard for a unique national identifier for healthcare providers for use in the healthcare system and the adoption of the national provider identifier (“NPI”). In general, this rule requires any part of our business that would be a covered healthcare provider if it were a separate legal entity, to apply for a national provider identifier and to use the identifier when submitting claims and conducting certain other electronic transactions. The regulations required compliance by May 23, 2007. However, subsequently, CMS announced that it would not penalize for another year those covered entities that have implemented contingency plans for providers who have not yet obtained their NPIs. While the guidance surrounding this “extension” is directed toward covered entity health plans, it suggests that such plans may continue to pay providers who do not have an NPI. The Company completed the process of obtaining the necessary NPIs for its existing providers in 2007, and continues to seek NPIs for new providers as necessary.

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

Related laws and guidelines. Because we perform services at hospitals, outpatient facilities and other types of healthcare facilities, we and our affiliated providers may be subject to laws, which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Labor Act that prohibits “patient dumping” by requiring Medicare-participating hospitals and hospital emergency department physicians or hospital urgent care center physicians to provide a medical screening examination to any patient presenting to the hospital’s emergency department or urgent care center regardless of the patient’s ability to pay. In addition, if it is determined that the individual has an emergency medical condition, the facility must provide stabilizing treatment within its capabilities or provide for an appropriate transfer of the individual. Many states in which we operate have similar state law provisions concerning patient dumping.

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

Risks related to our business

The current U.S. and global economic conditions could materially adversely affect the Company’s results of operations and business condition.

Our operations and performance depend significantly on economic conditions. If the current economic situation continues or deteriorates further, our business could be negatively impacted by reduced demand for our services or third-party disruptions resulting from higher levels of unemployment, government budget deficits and other adverse economic conditions. For example, loss of jobs and lack of health insurance as a result of the deterioration of the economy could depress demand for health care services generally. Patient volume trends in our hospital emergency departments could be adversely affected as individuals potentially defer or forego seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs. In addition, the continuation of the current economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed emergency departments. We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Any of these risks, among other economic factors, could have a material adverse effect on our financial condition and operating results, and the risks could become more pronounced if the problems in the U.S. and global economies continue or become worse.

Laws and regulations that regulate payments for medical services made by government sponsored healthcare programs could cause our revenues to decrease.

Our affiliated physician groups derive a significant portion of their net revenues less provision for uncollectibles from payments made by government sponsored healthcare programs such as Medicare and state reimbursed programs. There are public and private sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services. Any change in reimbursement policies, practices, interpretations, regulations or legislation that places limitations on reimbursement amounts or practices could significantly affect hospitals, and consequently affect our operations unless we are able to renegotiate satisfactory contractual arrangements with our hospital clients and contracted physicians

On October 30, 2008, CMS released its final 2009 Medicare Physician Fee Schedule (“2009 MPFS”) covering the period from January 1, 2009 through December 31, 2009. As a result of a 1.1% statutory increase in the 2009 MPFS schedule and an increase in the physician work values associated with certain emergency services, we estimate that the 2009 MPFS effectively provides for an average 4% increase in the 2009 payment amount over 2008 rates for services most commonly provided by emergency physicians. We estimate these payment updates will increase our revenues from Medicare and other revenue sources whose rates are linked to the Medicare fee schedule by an estimated $9.0 million in 2009. Additionally, the 2009 MPFS extends the Physician Quality Reporting Initiative (“PQRI”) payment incentive for physicians who successfully report measures under PQRI for 2009 and 2010. The payments under the PQRI extension increase from 1.5% in 2008 to 2% in 2009 and 2010.

Although the recent government sponsored healthcare program reimbursement developments point to an increase to our 2009 revenues, we believe that regulatory trends in cost containment will continue. Absent Congressional action, Medicare physician services could be subject to significant reductions in 2010. Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment could cause our revenues to decline, and we may not be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise.

If governmental authorities determine that we violate Medicare, Medicaid or other government payer reimbursement laws or regulations, our revenues may decrease and we may have to restructure our method of billing and collecting Medicare, Medicaid or government program payments, respectively.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 amended the Medicare reassignment statute as of December 8, 2003 to permit our independent contractor physicians to reassign their right to receive Medicare payments to us. We have restructured our method of billing and collecting Medicare payments in light of this new statutory reassignment exception. In addition, state Medicaid programs have similar reassignment rules. While we seek to comply substantially with applicable Medicaid reassignment regulations, government authorities may find that we do not comply in all respects with these regulations.

We utilize physician assistants and nurse practitioners, sometimes referred to collectively as “mid-level practitioners,” to provide care under the supervision of our physicians. State and federal laws require that such supervision be performed and documented using specific procedures. We believe our billing and documentation practices related to our use of mid-level practitioners substantially comply with applicable state and federal laws, but enforcement authorities may find that our practices violate such laws.

When our services are covered by multiple third-party payers, such as a primary and a secondary payer, financial responsibility must be allocated among the multiple payers in a process known as “coordination of benefits,” or COB. The rules governing COB are complex, particularly when one of the payers is Medicare or another government program. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds appropriately when we receive overpayments or overprovisions, payers or enforcement agencies may determine that we have violated these requirements.

Reimbursement to us is typically conditioned on our providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity of the service. Despite our measures to ensure coding accuracy, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, that the service was not medically necessary, that there was a lack of sufficient supporting documentation, or for other reasons. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes, could result in nonpayment, recoupment or allegations of billing fraud.

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

Our operations and arrangements with healthcare providers are subject to extensive federal and state government regulation, including numerous laws directed at payment for services, conduct of operations, preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians, and laws regulating billing and collection of reimbursement from governmental programs, such as the Medicare and Medicaid programs and from private payers. Those laws may have related rules and regulations that are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with hospitals, physicians and professional corporations. See “Business—Regulatory matters.”

We have structured our operations and arrangements with third parties in an attempt to comply with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, the government may successfully challenge our interpretation as to the applicability of these laws, rules and regulations as they relate to our operations and arrangements with third parties which may adversely affect our financial condition and results of operations.

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

While we believe we comply substantially with existing applicable laws relating to the corporate practice of medicine and fee splitting, we cannot assure you that our existing contractual arrangements, including non-competition agreements with physicians, professional corporations and hospitals will not be successfully challenged in certain states as unenforceable or as constituting the unlicensed practice of medicine or prohibited fee splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

We are subject to complex rules and regulations that govern our licensing and certification, and the failure to comply with these rules can result in delays in or loss of reimbursement or civil or criminal sanctions.

We, our affiliated physicians and the facilities in which we operate are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations.

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

Compliance with these change in ownership requirements is complicated by the fact that they differ from jurisdiction to jurisdiction, and in some cases are not uniformly applied or interpreted even within the same jurisdiction. Failure to comply with these enrollment and reporting requirements could lead not only to delays in payment and refund requests, but in extreme cases could give rise to civil (including refunding of payments for services rendered) or criminal penalties in connection with prior changes in our operations and ownership structure. While we make reasonable efforts to substantially comply with these requirements in connection with prior changes in our operations and ownership structure the agencies that administer these programs may find that we have failed to comply in some material respects.

We could be subject to professional liability lawsuits, some of which we may not be fully insured against or reserved for, which could adversely affect our financial condition and results of operations.

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

Effective March 12, 2003, we began insuring our professional liability risks principally through a program of self-insurance reserves and a captive insurance company arrangement. Under our current professional liability insurance program, our exposure for claim losses under professional liability insurance policies provided to affiliated physicians and other healthcare practitioners is limited to the amounts of individual policy coverage limits but there is no limit for aggregate claim losses incurred under all insurance provided to affiliated physicians and other healthcare practitioners or for individual or aggregate professional liability losses incurred by TeamHealth or other corporate entities. While our provisions for professional liability claims and expenses are determined through actuarial estimates, such actuarial estimates may be exceeded by actual losses and related expenses in the future. Claims, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

We could also be liable for claims against our affiliated physicians for incidents that occurred but were not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of professional liability claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported claims, or IBNR. With respect to those physicians for whom we provide tail coverage for periods prior to March 12, 2003, we have acquired tail coverage for IBNR claims from a commercial insurance company. Claim losses for periods prior to March 12, 2003, may exceed the limits of available insurance coverage or reserves established by us for any losses in excess of such insurance coverage limits.

Furthermore, for those portions of our professional liability losses that are insured through commercial insurance companies, we are subject to the “credit risk” of those insurance companies. While we believe our commercial insurance company providers are currently creditworthy, such insurance companies may not remain so in the future.

The reserves that we have established for our professional liability losses are subject to inherent uncertainties and any deficiency may lead to a reduction in our net earnings.

We have established reserves for losses and related expenses, that represent estimates at a given point in time involving actuarial and statistical projections of our expectations of the ultimate resolution and administration of costs of losses incurred for professional liability risks for the period on and after March 12, 2003. We have also established a reserve for potential losses in excess of commercial insurance aggregate coverage limits for the period prior to March 12, 2003. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. Studies of projected ultimate professional liability losses are performed at least annually. We use the actuarial estimates to establish reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time of such determination, which would result in a corresponding reduction in our net earnings in the period in which such deficiency is determined. See “Management’s discussion and analysis of financial condition and results of operations—Critical Accounting Policies and Estimates—Revenue Recognition—Insurance Reserves” and Note 14 of our “Notes to Consolidated Financial Statements”.

We depend on reimbursements by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.

We receive a substantial portion of our payments for healthcare services from third-party payers, including Medicare, Medicaid, TRICARE and other governmental programs, private insurers, managed care organizations and hospitals. We received approximately 57% of our net revenues less provision for uncollectibles from such third-party payers during 2008 and 2007. Such amounts included approximately 24% from Medicare and Medicaid, collectively, in 2008 and 2007.

The reimbursement process is complex and can involve lengthy delays. Third-party payers continue their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. We recognize revenue when healthcare services are provided; however, there can be delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, for services provided that were not medically necessary, that services rendered in an emergency department did not require emergency department level care or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are subject to governmental audits of our Medicare, Medicaid, TRICARE and other governmental program reimbursement claims and may be required to repay these agencies if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs.

We also may not be paid with respect to co-payments and deductibles that are the patient’s financial responsibility, or in those instances when physicians provide healthcare services to uninsured individuals. Amounts not covered by third-party payers are the obligations of individual patients for which we may not receive whole or partial payment. We may not receive whole or partial payments from uninsured individuals. As a result of government laws and regulations requiring physicians to screen and treat patients who have an emergency medical condition regardless of their ability to pay, a substantial increase in self-pay patients could result in increased costs associated with physician services for which sufficient revenues less uncollectibles are not realized to offset such additional physician service costs. In such an event, our earnings and cash flow would be adversely affected, potentially affecting our ability to maintain our restrictive debt covenant ratios and meet our financial obligations.

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

We derive our revenue primarily through two types of arrangements. If we have a flat fee contract with a hospital, the hospital bills and collects fees for physician services and remits a negotiated amount to us monthly. If we have a fee-for-service contract with a hospital, either we or our affiliated physicians collect the fees for physician services. Consequently, under fee-for-service contracts, we assume the financial risks related to changes in mix of insured and uninsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under our fee-for-service contracts, our fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee-for-service contractual arrangements also involve a credit risk related to services provided to uninsured individuals. This risk is exacerbated in the hospital emergency department physician-staffing context because federal law requires hospital emergency departments to screen and treat all patients regardless of the severity of illness or injury. We believe that uninsured patients are more likely to seek care at hospital emergency departments because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. In addition, fee-for-service contracts also have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods. Our revenues could also be reduced if third-party payers successfully negotiate lower reimbursement rates for our physician services.

Failure to timely or accurately bill for our services could have a negative impact on our net revenues, bad debt expense and cash flow.

Billing for emergency department visits in a hospital setting and other physician-related services is complex. The practice of providing medical services in advance of payment or, in many cases, prior to assessment of ability to pay for such services, may have significant negative impact on our net revenues, bad debt expense, and cash flow. We bill numerous and varied payers, such as self-pay patients, various forms of commercial insurance companies and Medicare, Medicaid, TRICARE and other governmental programs. These different payers typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Reimbursement to us is typically conditioned on our providing the proper medical necessity and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered.

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

In addition, the majority of the patient visits for which we bill payers are processed in one of three regional billing centers. A disruption of services at any one of these locations could result in a delay in billing and thus cash flows to us, as well as potential additional costs to process billings in alternative settings or locations. In 2008, our billing centers processed approximately 99% of our non-military patient visit billings using a common automated billing system. While we employ what we believe are adequate back-up alternatives in the event of a main computer site disaster, failure to execute our back-up plan successfully or timely may cause a significant disruption to our cash flows and increase temporarily our billing costs. In the event that we do not timely or accurately bill for our services, our net revenues may be subject to a significant negative impact.

A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties which could have a material adverse effect on us.

As of December 31, 2008, we contracted with approximately 2,900 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers’ compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends on the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a “safe harbor” from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have proposed in the recent past to eliminate the safe harbor and may do so again in the future.

Our practices with respect to the classification of our independent contractors have periodically been reviewed by the Internal Revenue Service (“IRS”) with no adjustments or changes to our practices required as a result of such review. The IRS completed the most recent review of affiliate entities in 2007 with no changes proposed. The IRS relied on the results of prior reviews in 2000 and 2001 and our adherence to the conditions of the “safe harbor” provisions. The tax authorities may reclassify our independent contractor physicians as employees or require us to pay retroactive taxes and penalties, which could have a material adverse effect on us.

A significant number of our programs are concentrated in certain states, particularly Florida and Tennessee, which makes us particularly sensitive to regulatory, economic and other conditions in those states.

During the year ended December 31, 2008, Florida and Tennessee accounted for approximately 16% and 17%, respectively, of our net revenues less provisions for uncollectibles. If our programs in these states are adversely affected by changes in regulatory, economic and other conditions in such states, our revenue and profitability may decline.

We derive a portion of our net revenues from services provided to the Department of Defense within the Military Health System (MHS Program). These revenues are derived from contracts subject to a competitive bidding process.

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide. Our net revenues derived from military healthcare staffing totaled approximately $160.8 million in 2008, $142.7 million in 2007 and $157.8 million in 2006.

Most of our contracts within the MHS Program have terms of one year. Under a number of these contracts, the government has the option to renew the contract each year for an additional one-year term, subject to a specified maximum number of renewal terms (anywhere from one to four renewal terms). Those contracts without any renewal option are subject to an automatic rebidding and award process at the end of the one-year term. Each contract with a renewal option will become subject to the automatic rebidding and award process upon the earlier of (i) the government electing not to exercise its annual renewal option for such contract or (ii) the expiration of the final renewal term for such contract. In addition, all contracts, including contracts with renewal options, can be terminated at any time by the government without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be so renewed and the government may exercise its rights to terminate the contracts.

In addition, we provide services within the MHS Program pursuant to subcontracting arrangements where we serve as a subcontractor to a primary contractor, generally a small business, that has entered into a direct contract with the government. Subcontracting arrangements pose unique risks to us because our ability to generate revenue under the subcontract is contingent upon the continued existence of the primary contract, which is beyond our control. If the primary contract is terminated, whether for non-performance by the primary contractor, the loss of the primary contractor’s small business status or otherwise, then our subcontract will similarly terminate. Any loss or failure to renew contracts within the MHS Program may have a material adverse effect on our business, financial condition and results of operations.

We are subject to billing investigations by federal and state authorities that could have a material adverse effect on our business, financial conditions and results of operations.

State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payers for healthcare services. In addition, federal laws allow a private person to bring a civil action in the name of the United States government for false billing violations. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. Such pending or future audits, inquiries or investigations, or the public disclosure of such matters, may have a material adverse effect on our business, financial condition and results of operations.

We may become involved in litigation that could harm the value of our business.

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, our billing and marketing practices, employment disputes and contractual claims. The outcome of these matters could have a material adverse effect on our financial position or results of operations. We do not believe that any such claims that have been asserted are likely to have such an effect. However, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to any acquisition.

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

This could affect our ability to raise new capital for our business.

Our revenue could be adversely affected by a net loss of contracts.

A significant portion of our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our contracts with hospitals generally have terms of three years. Our contracts with military treatment facilities are generally for one year and currently are in the form of a direct contract with a military treatment facility. Hospital contracts often include automatic renewal options under similar terms and conditions, unless either party gives notice of an intent not to renew. While most contracts are terminable by either of the parties upon notice of as little as 90 days, the average tenure of our existing hospital contracts is more than nine years. These contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. In most cases, the termination of a contract is principally due to either an award of the contract to another source of provider staffing or termination of the contract by us due to a lack of an acceptable profit margin. Additionally, to a much lesser extent, contracts may be terminated due to such conditions as a hospital facility closing because of facility mergers or a hospital attempting to provide themselves the service being provided by us. Our current military contracts generally have terms of one year and in many cases have renewal options on the part of the military. Such renewal options typically are for one to four years. We may experience a net loss of contracts in the future and any such net loss may have a material adverse effect on our operating results and financial condition.

Our failure to accurately assess the costs we will incur under new contracts could have a material adverse effect on our business, financial condition and results of operations.

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

If we are not able to find suitable acquisition candidates or successfully integrate completed acquisitions into our current operations, we may not be able to profitably operate our consolidated company.

A portion of our growth in net revenues has resulted from, and is expected to continue to result from, the acquisition of healthcare businesses. Our acquisition strategy could present some challenges. Some of the difficulties we could encounter include: problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity’s hospital contracts, integrating financial and operational software, accurately projecting physician and employee costs, and evaluating their regulatory compliance. Our acquisition strategy is also subject to the risk that, in the future, we may not be able to identify suitable acquisition candidates, obtain acceptable financing or consummate desired acquisitions, any of which could inhibit our growth. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline.

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

If we do not manage our growth effectively, our financial condition may be adversely affected.

Even if we are successful in obtaining new business, failure to manage our growth could adversely affect our financial condition. We may experience extended periods of very rapid growth. If we are not able to manage our growth effectively, our business and financial condition could materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth, in a timely and successful manner. We may not be able to manage our growth and failure to do so could have a material adverse effect on our business.

Our Sponsor owns the majority of the voting equity of Holdings and may have conflicts of interest with us or with owners of our debt in the future.

Investment funds associated with or designated by Blackstone (the “Sponsor”) owned, through Ensemble Parent LLC (“Ensemble Parent”), approximately 91.6% of our voting membership interests as of December 31, 2008. Ensemble Parent has control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of members regardless of whether our creditors believe that any such transactions are in their own best interests. For example, Ensemble Parent could cause us to make acquisitions that increase the amount of indebtedness that is secured or that is senior to the notes or to sell assets, which may impair our ability to make payments under the notes. In addition, Ensemble Parent is able to, subject to applicable law, elect a majority of the members of the board of representatives and control actions to be taken by us, including amendments to our organizational documents and approval of significant corporate transactions, including mergers.

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

We may be required to seek additional financing to meet our future capital needs; our failure to raise capital when needed could harm our competitive position, business, financial condition and results of operations.

Continued expansion of our business may require additional capital. In the future, it is possible that we will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. Global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. These events have lead to unparalleled levels of volatility and disruption to the capital and credit markets and have significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in investor confidence and economic growth. Despite significant government intervention, global investor confidence remains low and credit remains relatively scarce. These disruptions in the financial markets, including the bankruptcy and restructuring of certain financial institutions, may adversely impact the current availability of credit and the availability and cost of credit in the future. Accordingly, if we need to seek additional funding, we may be significantly reduced in our ability to attract public or private financings or financial partners or relationships as a source of additional capital. In addition, this additional funding, if needed, may not be available on terms attractive to us, if at all. Furthermore, any additional debt financing, if available, may involve restrictive covenants that could affect our ability to raise additional capital or operate our business. Our failure to raise capital when needed could harm our competitive position, business, financial condition and results of operations.

If we are not able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, our net revenues could be adversely affected.

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

In general, recruiting physicians to staff contracts in regions of the country for economically disadvantaged hospitals is challenging. Occasionally, the recruiting of providers may not occur quickly enough to fill all openings with permanent staff. In these situations, clinical shifts are often filled temporarily by existing employees or independent contractors from other areas of our company, including by our regional management.

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

Our ability to attract and retain physicians and providers depends on several factors, including our ability to provide competitive benefits and wages. If we do not increase benefits and wages in response to increases by our competitors, we could face difficulties attracting and retaining qualified healthcare personnel. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such increases on to our clients, our margins could decline, which could adversely affect our business, financial condition and results of operations.

Our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations may be successfully challenged in certain states as unenforceable which could have a material adverse effect on us.

We have contracts with physicians in many states. State laws governing non-competition and non-solicitation agreements vary from state to state. Some states prohibit non-competition and non-solicitation contractual arrangements with physicians or are otherwise reluctant to strictly enforce such agreements. In such event, we would be unable to prevent former affiliated physicians and professional corporations from soliciting our contracts or otherwise competing with us, potentially resulting in the loss of some of our hospital contracts and other business which could adversely impact our business, financial condition, and results of operations.

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

The military has changed its approach toward providing most of its outsourced healthcare staffing needs through direct provider contracting on a competitive bid basis. As a result, competition for such outsourced military staffing contracts may be affected by such factors as:

•	the lowest bid price;

•	the ability to meet technical government bid specifications;

•	the ability to recruit and retain qualified healthcare providers; and

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

There are evolving standards in the healthcare industry relating to electronic medical records and e-prescribing. On October 11, 2005, OIG issued a proposed safe harbor to the Anti-Kickback Statute for certain e-prescribing arrangements, and CMS concurrently issued companion proposed exceptions to the federal physician self-referral statute (the “Stark Law”) for certain e-prescribing and electronic medical record arrangements. In 2006, both the OIG and CMS issued final versions of each proposed regulation. The exceptions and safe harbors establish the conditions under which entities may donate to physicians (and certain other recipients under the safe harbor) interoperable electronic health records software, information technology and training services. Additionally, the rules permit hospitals and certain other entities to provide physicians (and certain other recipients under the safe harbor) with hardware, software, or information technology and training services necessary and used solely for electronic prescribing. Both rules are permissive, meaning that if requirements are met, they permit the offering or furnishing of free or discounted technology to referral sources. However, the government has signaled its interest in making certain universal e-prescribing and electronic health records mandatory. The Obama Administration has stated that one of its top priorities will be to adopt standards-based electronic health records. Depending on the outcome of this legislative and regulatory activity, we could be required to make significant expenditures to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. The failure to successfully implement and maintain operational, financial and billing information systems could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our proprietary technology and services, which form the basis of our complex information systems, our competitive position could be adversely affected.

Our success depends in part on our ability to protect our proprietary technology and services. To do so, we rely upon a combination of trade secret, copyright, trade and service mark, and patent law, as well as confidentiality and other contractual restrictions. These legal means, however, afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Despite our efforts to protect our proprietary technology and services, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our technology or services. It is also possible that others will develop and market similar or better technology or services to compete with us. For these reasons, we may have difficulty protecting our proprietary technology and services. Any of these events could have a material adverse effect on our competitive position. Furthermore, litigation may be necessary to protect our proprietary technology and services, which is often costly, time-consuming and a diversion of management’s attention from our business.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

Our success depends to a significant extent on the continued services of our core senior management team of H. Lynn Massingale, M.D., Executive Chairman; Greg Roth, President and Chief Executive Officer; David Jones, Chief Financial Officer; Heidi Allen, Senior Vice President, General Counsel; Stephen Sherlin, Chief Compliance Officer; Jonathan Grimes, President, Emergency and Hospital Medicine; and Joseph Carman, Chief Administrative Officer as well as the leaders of major components of our company. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be costly and might require us to grant significant incentive compensation, which could adversely impact our financial results.

We are exposed to risks relating to the management evaluation and auditor’s attestation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act and increased costs associated with corporate governance compliance.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance and compliance practices. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls as required by Section 404 of the Sarbanes-Oxley Act. While we believe we are compliant with the management evaluation requirements of Section 404, we cannot be certain as to the timing of the completion of our independent registered public accounting firm’s attestation report on our internal controls over financial reporting, which is required for our fiscal year ending December 31, 2009, or the impact of the same on our operations. If we are not able to implement all of the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to investigation and sanctions by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal controls and hiring additional personnel. Any such actions could negatively affect our results of operations.

We may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the use and disclosure of patient information.

Numerous state, federal and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of patient health information (“patient information”), including HIPAA. In the provision of services to our customers, we may collect, use, maintain and transmit patient information in ways that are subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Security Standards for the Protection of Electronic Protected Health Information, or Security Rule. The respective compliance dates for these rules for most entities were October 16, 2003, April 14, 2003 and April 21, 2005. In addition, the Standard for Unique Health Identifiers for Healthcare Providers, or National Provider Identifier Rule, which was effective May 23, 2007, affects our business. We completed the process of obtaining the necessary NPIs for our existing providers in 2007, and continue to seek NPIs for new providers, as necessary.

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

The National Provider Identifier Rule establishes the standard for a unique health identifier for healthcare providers for use in the healthcare system along with implementation specifications for obtaining and using the identifier. In general, this rule requires a covered healthcare provider and any subpart of the covered entity that would be a covered healthcare provider if it were a separate legal entity, to apply for a provider identifier and use it in the standard transactions.

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

Legislators have introduced and may introduce in the future numerous proposals in the United States Congress and state legislatures relating to healthcare reform in response to various healthcare issues. We do not know the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation. Further, although we exercise care in structuring our arrangements with physicians, professional corporations, hospitals and other facilities to comply in all significant respects with applicable law: (1) government officials charged with responsibility for enforcing those laws may assert that we, or arrangements into which we have entered, violate those laws or (2) governmental entities or courts may not ultimately interpret those laws in a manner consistent with our interpretation.

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

We have financial relationships with physicians and hospitals in the form of compensation arrangements for services rendered. In addition, we have financial relationships with physicians to the extent they own an equity interest in us. While we believe our compensation arrangements with physicians and hospitals are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. Further, because we cannot be certain that we will have knowledge of all physicians who may hold an indirect ownership interest, referrals from any such physicians may cause us to violate these laws and regulations.

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

Our contracts with physicians include contracts with physicians organized as separate legal professional entities (e.g. professional medical corporations) and as individuals. As such, the antitrust laws deem each such physician/practice to be separate, both from us and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities or individuals. A review or action by regulatory authorities or the courts, that is negative in nature as to the relationship between us and the physicians/practices with which we contract, could force us to terminate our contractual relationships with physicians and affiliated professional corporations. Since we derive a significant portion of our revenues from these relationships, our revenues could substantially decrease. Moreover, if any review or action by regulatory authorities required us to modify our structure and organization to comply with such action or review, our debt covenants may not permit such modifications, thereby requiring us to obtain the consent of the holders of such indebtedness or requiring the refinancing of such indebtedness.

Risks related to our indebtedness

Our substantial indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or industry, pay our debts and meet our obligations under the notes and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness. On December 31, 2008, our total indebtedness was approximately $615.3 million, excluding $110.0 million of availability under our senior secured revolving credit facility (before being reduced by $8.7 million in undrawn outstanding letters of credit) and after consideration of the $15.0 million reduction associated with Lehman Brothers Holdings, Inc. bankruptcy filing on September 15, 2008 (“Lehman bankruptcy”). A 0.25% increase in the expected rate of interest under our senior secured credit facilities would increase our annual interest expense by approximately $1.0 million.

Our substantial debt could have important consequences, including the following:

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

Furthermore, all of our debt under our senior secured credit facilities bears interest at variable rates and we are subject to an increase in rates under our term loan in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. The senior secured revolving credit facility provides aggregate availability of up to $110.0 million, of which no amount is currently drawn (excluding $8.7 million in undrawn outstanding letters of credit) after consideration of the reduction associated with the Lehman bankruptcy.

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

If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the covenants contained in the indenture or the senior secured credit agreement. For example, the loss of a significant portion of our existing military staffing business that is subject to the re-bidding process or a failure to mitigate such loss by winning new business as it is submitted for bid to the military may cause us difficulty in complying with such covenants. The failure to comply with such covenants could result in an event of default under either of these agreements and by reason of cross-acceleration or cross-default provisions, the notes and any other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our senior secured credit agreement could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit agreement to avoid being in default. If we breach our covenants under our senior secured credit agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit agreement, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We currently lease approximately 38,000 square feet at 1900 Winston Road, Knoxville, Tennessee for our corporate headquarters. We have executed a new lease of approximately 58,000 square feet at Brookview Town Centre, Knoxville, Tennessee for our corporate headquarters, which we expect to occupy beginning in 2010. We also lease or sublease other facilities for our corporate functions as well as for the operations of our clinics, billing centers and certain regional operations. We believe our current and future facilities will be adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to seven years and monthly rents ranging from approximately $1,000 to $83,000. Our monthly lease payments total approximately $0.7 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public market for the equity securities of Holdings or the Company. There is one principal holder of record of the Company’s equity securities as of December 31, 2008. Holdings did not declare any dividends on its Class A, B or C units during 2008 or 2007. Holdings has no assets other than its investment in the Company.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data, preceding the Transaction, restated for the Reorganization Merger as of the dates and for the periods indicated. The financial data as of and for the five years ended December 31, 2008 has been derived from the audited restated historical consolidated financial statements of Team Finance LLC. You should read the data presented below together with, and qualified by reference to, the consolidated financial statements of Team Health, Inc. and Team Finance LLC and related notes and “Management’s discussion and analysis of financial condition and results of operations,” each of which is included herein.

The Recapitalization Merger was accounted for as a recapitalization. The historical information for Team Health, Inc. has been restated to reflect this recapitalization. The Reorganization Merger was accounted for as an acquisition of minority interest, whereby the common shares of Team Health, Inc. that were not owned by Team Health Holdings at November 23, 2005 were recorded at fair value resulting in an adjustment to the carrying value of the pro rata portion of assets and liabilities deemed to have been acquired or assumed in the Reorganization Merger. Pursuant to the Reorganization Merger, all the existing outstanding minority equity interests in Team Health, Inc. was acquired by Team Health Holdings, resulting in Team Health Holdings owning 100% of the outstanding equity interests in Team Health, Inc. In 1999, our former controlling shareholders acquired their controlling interest in Team Health, Inc. in a transaction that was also accounted for as a recapitalization. The acquisition by Team Health Holdings of the existing minority interests in Team Health, Inc. pursuant to the Reorganization Merger requires the “push down” of the accounting basis established in the 1999 Recapitalization as well as the basis created through the acquisition of minority interest from Team Health Holdings to Team Health, Inc.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Statement of operations data:
Net revenues less provision for uncollectibles	$1,331,317	$1,232,065	$1,095,387	$1,001,725	$996,408
Cost of services rendered:
Professional service expenses	1,046,806	950,872	831,826	750,632	752,041
Professional liability costs	15,247	21,057	37,642	40,383	59,839

Gross profit	269,264	260,136	225,919	210,710	184,528
General and administrative expenses	116,942	114,476	103,744	101,381	92,599
Management fee and other expenses	3,602	4,054	3,748	1,901	1,387
Impairment of intangibles	9,134	—	—	—	73,177
Depreciation and amortization	17,281	14,823	23,308	24,813	26,604
Interest expense, net	45,849	55,234	57,813	30,009	28,941
Loss (gain) on extinguishment of debt	(1,640)	—	—	25,340	14,731
Transaction costs	2,386	—	—	18,223	—

Earnings (loss) from continuing operations before income taxes	75,710	71,549	37,306	9,043	(52,911)

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Provision for income taxes	$31,044	$27,703	$13,792	$8,190	$5,568

Earnings (loss) from continuing operations	44,666	43,846	23,514	853	(58,479)
Earnings (loss) from discontinued operations, net of taxes	—	(576)	(7,049)	858	536

Net earnings (loss)	44,666	43,270	16,465	1,711	(57,943)
Dividends on preferred shares	—	—	—	—	3,602

Net earnings (loss) attributable to common shareholders/members	$44,666	$43,270	$16,465	$1,711	$(61,545)

Cash flows and other financial data:
Net cash provided by operating activities	$61,971	$70,054	$49,553	$56,843	$64,585
Net cash provided by (used in) investing activities	(29,772)	(31,256)	(50,109)	29,286	(75,795)
Net cash used in financing activities	(16,091)	(12,507)	(6,089)	(93,416)	(71,823)
Capital expenditures	12,141	12,680	11,271	10,917	6,713

Balance sheet data:
Cash and cash equivalents and short term investments	$46,398	$30,290	$3,999	$10,644	$82,582
Working capital(1)	85,746	69,931	49,577	39,312	96,717
Total assets	726,781	699,173	654,560	646,501	618,738
Total debt	615,275	631,500	642,550	645,300	428,125

Total shareholders’ deficit	$—	$—	$—	$—	$(193,188)

Total members’ deficit	$(283,674)	$(324,535)	$(366,690)	$(383,521)	$—

(1)	Working capital means current assets minus current liabilities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We believe we are the largest national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States based on revenues and patient visits. We have focused primarily on providing outsourced services to hospital emergency departments, which accounts for the majority of our revenue. Our regional operating models also include comprehensive programs for inpatient care, radiology, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. We provide these services through four operating segments which are aggregated into two reportable segments, Healthcare Services and Billing Services

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this document.

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

A significant portion (80% of our net revenue in each of the years ended December 31, 2008 and 2007) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Other revenue consists primarily of revenue from billing and management services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. We derive a portion of our revenues from providing administrative and billing services that are contingent upon the collection of third-party physician billings by us on their behalf. Such revenues are not considered earned and therefore not recognized as revenue until actual cash collections are received in accordance with the contractual arrangements for such services. Additionally, other contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours are worked in accordance with such arrangements.

Net revenue less provision for uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from over seven million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients and external credit agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue less provision by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues less provision for uncollectibles during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

Net revenues less provision for uncollectibles consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Gross fee for service charges	$3,876,032	$3,507,454	$2,873,565
Unbilled revenue	753	6,149	4,007
Less: contractual adjustments	2,049,178	1,834,499	1,450,823

Fee for service revenue	1,827,607	1,679,104	1,426,749
Contract revenue	441,050	403,086	378,658
Other revenue	23,155	23,962	23,646

Net revenue	2,291,812	2,106,152	1,829,053
Less: provision for uncollectibles	960,495	874,087	733,666

Net revenue less provision for uncollectibles	$1,331,317	$1,232,065	$1,095,387

Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. The increase in contractual adjustments noted above is due to the overall increase in gross fee for service charges resulting from both an increase in net patient billing volume as well as annual increases in the gross billing fee schedules between periods. Contractual adjustments increased at a faster pace than the increase in gross fee for service charges as the annual reimbursement increases under contracts with managed care plans and government payers that are subject to contractual adjustments tend to be less than the overall annual increase in the Company’s gross billing fee schedules.

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for doubtful accounts at December 31, 2008 could have an after tax effect of approximately $3.1 million on our financial position and results of operation. Our days revenue outstanding was 66.7 days at December 31, 2008 and 2007. The number of average days revenue outstanding will fluctuate over time due to a number of factors. The average days revenue outstanding was consistent year over year as a result of a decrease of 4.6 days resulting from an increase in average revenue per day. This decrease was offset by an increase of 0.3 days associated with an increase in the valuation of fee-for-service accounts receivable and an increase of 4.3 days related to an increase in the valuation of contract accounts receivable. Our allowance for uncollectibles totaled $158.6 million as of December 31, 2008. Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of December 31, 2008, was approximately 92% of self-pay accounts outstanding as fee-for-service patient visits at December 31, 2008. The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the providing of such care, we are generally obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self pay patients, our billing system will automatically send a series of letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan.

Generally, the collection cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in our various operating areas and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within 30 days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for computing allowance for doubtful accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from the over seven million annual patient visits. The significant volume of annual patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing and operations personnel to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon periodic reviews of specific accounts and invoices once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2008 and 2007.

Insurance Reserves. The nature of our business is such that it is subject to professional liability claims and lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from commercial insurance providers. Subsequent to March 11, 2003, we have provided for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. Since March 12, 2003, the most significant cost element within our professional liability program has consisted of the actuarial estimates of losses by occurrence period. In addition to the estimated actuarial losses, other costs that are considered by management in the estimation of professional liability costs include program costs such as brokerage fees, claims management expenses, program premiums and taxes, and other administrative costs of operating the program, such as the costs to operate the captive insurance subsidiary. Net costs in any period reflect our estimate of net losses to be incurred in that period as well as any changes to our estimates of the reserves established for net losses of prior periods.

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal years 2007 and 2006, we funded a total of $9.6 million and $11.0 million, respectively, under this agreement. For the year ended December 31, 2008, we funded a total of $2.7 million and have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of December 31, 2008, the current aggregate limit of coverage under this policy is $151.9 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $11.9 million.

The accounts of the captive insurance company are fully consolidated with those of our other operations in the accompanying financial statements.

The estimation of medical professional liability losses is inherently complex. Medical professional liability claims are typically resolved over an extended period of time, often as long as ten years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. A report of actuarial loss estimates is prepared at least semi-annually. Management’s estimate of our professional liability costs resulting from such actuarial studies is significantly influenced by assumptions and assessments regarding expectations of several factors. These factors include, but are not limited to: historical paid and incurred loss development trends; hours of exposure as measured by hours of physician and related professional staff services; trends in the frequency and severity of claims, which can differ significantly by jurisdiction due to the legislative and judicial climate in such jurisdictions; coverage limits of third-party insurance; the effectiveness of our claims management process; and the outcome of litigation. As a result of the variety of factors that must be considered by management, there is a risk that actual incurred losses may develop differently from estimates.

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to estimate the ultimate losses under our self insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2008 and 2007, our estimated loss reserves were discounted at 2.2% and 4.0%, respectively, which was the current ten year U.S. Treasury rate at those dates, and which reflects the risk free interest rate over the expected period of claims payments.

In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well as assumptions regarding loss retention levels and other program costs to be incurred. On a semi-annual basis, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Actuarial loss estimates at various confidence levels capture the variability in the loss estimates for process risk but assume that the underlying model and assumptions are correct. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserve for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates based upon statistical confidence levels reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are recorded using the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of the expected loss estimates provided by the actuarial reports due to the relatively short time period in which the Company has provided for its losses on a self insured basis and the expectation that we believe additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures. In addition, the Company is subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As the Company’s self insurance program continues to mature and additional stability is noted in the loss development trends in the initial years of the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed. The following reflects the current reserves for professional liability costs as of December 31, 2008 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$153.6
At 75% confidence level	$153.8
At 90% confidence level	$170.7

During 2008, the Company recorded a reduction in professional liability reserves associated with prior year estimates in the amount of $34.9 million. Of the total reserve reduction, approximately $29.4 million was associated with loss estimates established in prior years for the self insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2007. The remaining reserve reduction of $5.5 million was associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003. It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, the Company evaluates the future expected cash flows for all historical loss periods in the aggregate and compares such estimates to the current carrying value of its professional liability reserves. This process provides the basis for the Company to conclude that its reserves for professional liability losses are reasonable and properly stated. The adjustments to the prior year professional liability loss reserves were recorded in both the first and third quarters of 2008 and coincided with the receipt of revised actuarial reports of the Company’s estimated professional liability losses. Management considers the results of such actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available. Contributing to the reduction in professional liability reserves associated with prior years were improvements in the estimate of ultimate losses by occurrence periods contained in the actuarial reports received during 2008. Such actuarial reports reflected a reduction in the estimated ultimate undiscounted losses by occurrence period of between 10.5% and 12.1% (at various confidence factors) for the self insured loss period from March 12, 2003 through December 31, 2007. The actuarial report also reflected a reduction in the estimated undiscounted losses of between 13.3% and 14.8% (at various confidence factors) for the Company’s exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003. Due to the complexity of the actuarial estimation process, there are many factors, trends, and assumptions that must be considered in the development of the actuarial loss estimates and the Company is not able to quantify and disclose which specific elements are primarily contributing to the favorable development in the revised loss estimates of historical occurrence periods. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and management personnel and practices and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers, as well as the improved legal environment resulting from professional liability tort reform efforts in certain key jurisdictions such as Florida and Texas have contributed to the favorable trend in loss development estimates noted during the prior year occurrence periods.

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

General Economic Conditions

The continuation of the current economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed emergency departments. We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Also, patient volume trends in our hospital emergency departments could be adversely affected as individuals potentially defer or forego seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs.

Additionally, on September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Prior to the reported Lehman bankruptcy, we had an aggregate revolving credit facility commitment of $125.0 million with a large consortium of banks, including Lehman Commercial Paper Inc., a subsidiary of Lehman. Lehman Commercial Paper Inc.’s total commitment within this existing credit facility was $15.0 million. As of December 31, 2008, we had no outstanding borrowings under the revolving credit facility and $8.7 million of outstanding letters of credit. We do not believe the reduction in available capacity under this revolving credit facility will have a significant impact on the liquidity of our company. We believe our cash balances, operating cash flows, and funds available under our credit agreement provide adequate resources to fund ongoing operating requirements, future expansion opportunities, and capital expenditures in the foreseeable future. Neither Team Finance nor any of our subsidiaries is a counterparty with Lehman or any of its subsidiaries under our existing interest rate swap contracts.

Anesthesiology related services

In January 2007, we completed a strategic review of our anesthesia management services business, and based upon our review concluded that the existing business model of providing management services to independent physician groups was not a viable long term strategy and could not consistently meet our internal growth targets. As a result of this review, we elected to exit this non-core business line. In conjunction with this decision, we recorded an additional impairment loss of $0.7 million in the fourth quarter of 2006 in order to reduce the carrying value of the remaining intangible assets of the anesthesia operations. The total impairment loss in 2006 associated with these operations was $10.2 million. The anesthesia operating segment contributed $2.4 million and $11.1 million of revenue less provision to the consolidated results of the company during 2007 and 2006, respectively. We recognized approximately $1.0 million related to severance and other exit costs in connection with the transition, which was completed in the third quarter of 2007. Accordingly, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets”, we have reported the results of the anesthesia operations as discontinued operations for all years presented.

2009 Medicare Fee Schedule Change

On October 30, 2008, CMS released its final 2009 Medicare Physician Fee Schedule covering the period from January 1, 2009 through December 31, 2009. The new schedule effectively provides for an estimated 4% increase in 2009 Medicare physician fee schedules over 2008 rates for emergency physicians. We estimate this increase in rates will increase our revenues from Medicare and other revenue sources whose rates are linked to the Medicare fee schedule by an estimated $9.0 million in 2009. The new legislation also extends the Physician Quality Reporting Initiative (PQRI) through 2010, increasing the reporting bonus when certain quality indicators are reported for such Medicare services from 1.5% in 2008 to 2.0% of Medicare reimbursement in 2009 and 2010.

Coding and Billing Changes

We are subject to various coding and billing criteria related to how certain emergency department physician services can be billed. The way we are able to bill for these services may be modified or changed from time to time eliminating or reducing our reimbursement for these services. During 2008, we experienced a negative revenue impact of changes in billing and coding associated with the elimination of our capability to bill for intravenous infusion of medications and rehydration treatment services in hospital emergency department settings, which was estimated to be approximately $10.0 million. We sought to counter the adverse impact of the reimbursement reductions in 2008 as well as any future reimbursement reductions through a variety of initiatives, including improved provider productivity, increases in the efficiency and effectiveness of our revenue cycle process, and the reduction or deferral of certain operating costs.

Military Healthcare Staffing

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide administered by the Department of Defense. Our revenues derived from military healthcare staffing totaled approximately $160.8 million in 2008 compared to approximately $142.7 million in 2007.

Approximately $64.0 million of estimated annual revenue, which was won by us as part of the military’s contract bidding process in 2007, was awarded to us on a one-year contract basis and was subject to re-bid and award on or about October 1, 2008. Approximately $100.0 million of estimated annual revenue won during the bidding process in 2007 was awarded to us on a two—five option year contract basis which gave the government the option to exercise available option years each October 1. The government reserves a portion of its contracts for award to small businesses. We participate in these small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. Approximately 28% of our military staffing revenue is derived through a subcontracting agreement with a small business prime contractor.

The Company was successful in retaining existing business or winning new bid awards following completion of the bidding process as of October 1, 2008, in the estimated amount of $179.5 million. The estimated amount of $179.5 million included $106.7 million awarded under one-year contracts.

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

	Year Ended December 31,
	2008	2007	2006
Net revenues less provision for uncollectibles	100.0%	100.0%	100.0%
Professional service expenses	78.6	77.2	75.9
Professional liability costs	1.2	1.7	3.4

Gross profit	20.2	21.1	20.6
General and administrative expenses	8.8	9.3	9.5
Management fee and other expenses	0.3	0.3	0.3
Impairment of intangibles	0.7	—	—
Depreciation and amortization	1.3	1.2	2.1
Interest expense, net	3.4	4.5	5.3
Gain on extinguishment of debt	(0.1)	—	—
Transaction costs	0.2	—	—

Earnings from continuing operations before income taxes	5.7	5.8	3.4
Provision for income taxes	2.3	2.2	1.3

Earnings from continuing operations	3.4	3.6	2.1
Loss from discontinued operations, net of taxes	—	(0.1)	(0.6)

Net earnings	3.4%	3.5%	1.5%

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net revenues. Net revenue in 2008 increased $185.7 million, or 8.8%, to $2.29 billion from $2.11 billion in 2007. The increase in net revenue of $185.7 million included an increase of $148.5 million in fee-for-service revenue and an increase of $38.0 million in contract revenue. These increases in net revenue were slightly offset by a $0.9 million decrease in other revenue. Fee-for-service revenue was 79.7% of net revenue in 2008 and 2007, contract revenue was 19.2% of net revenue in 2008 compared to 19.1% in 2007 and other revenue was 1.0% of net revenue in 2008 compared to 1.1% in 2007.

Provision for uncollectibles. The provision for uncollectibles was $960.5 million in 2008 compared to $874.1 million in 2007, an increase of $86.4 million, or 9.9%. As a percentage of net revenue, the provision for uncollectibles was 41.9% in 2008 compared to 41.5% in 2007. The provision for uncollectibles was primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The year over year increase in the provision was due to a combination of increases in total billed patient volume and annual increases in gross fee schedules. For the year ended December 31, 2008, self pay fee-for-service patient visits declined to 22.3% of the total fee-for-service patient visits compared to approximately 22.7% in 2007.

Net revenues less provision for uncollectibles. Net revenue less provision for uncollectibles in 2008 increased $99.3 million, or 8.1%, to $1.33 billion from $1.23 billion in 2007. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $47.5 million, or 4.5%, to $1.09 billion in 2008 from $1.05 billion in 2007. The year over year growth in same contract revenue was primarily due to a 2.3% increase in contract and other revenue and increases in billed patient volume which contributed 1.9% of growth. Increases in estimated collections per visit, net of valuation adjustments, contributed the remainder of same contract revenue growth. During 2008, the growth in estimated collections per visit, compared to 2007, was negatively impacted by declines in Medicare reimbursements to emergency department physicians and the elimination of the ability to bill for certain services in hospital emergency departments. Also, growth in estimated collections per visit was adversely impacted by valuation adjustments recorded in 2008 primarily associated with self pay and collection accounts. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $124.0 million, partially offset by $79.0 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $6.8 million of growth between periods.

Professional service expenses. Professional service expenses, which include physician and other provider costs, billing and collection expenses and other professional expenses, totaled $1.05 billion in 2008 compared to $950.9 million in 2007 an increase of $95.9 million, or 10.1%. The increase included an increase of approximately $53.0 million on a same contract basis. Also contributing to the increase was $38.9 million related to new sales net of terminated contracts and $4.1 million related to acquisitions. Professional service expense as a percentage of net revenue less provision was 78.6% in 2008 compared to 77.2% in 2007. The year over year increase in the cost as a percentage of net revenue less provision is due primarily to margin compression on a same contract basis as increases in provider compensation costs outpaced increases in same contract revenue growth during the year.

Professional liability costs. Professional liability costs were $15.2 million in 2008 compared with $21.1 million in 2007 reflecting a decrease of $5.8 million. Professional liability costs include reductions in professional liability reserves relating to prior years resulting from actuarial studies completed in April and October of each year of $34.9 million in 2008 and $32.1 million in 2007. The reduction in prior year professional liability reserves is due primarily to favorable changes in prior year loss estimates. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as continued favorable trends in the frequency of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management, and claims management as well as external factors such as tort reform in certain key states are contributing to these favorable trends in prior year loss estimates. Excluding the favorable actuarial adjustments, professional liability costs decreased $3.0 million between periods. Professional liability costs excluding prior year reserve adjustments declined to 3.8% of net revenue less provision in 2008 compared to 4.3% in 2007. The lower cost between periods is primarily attributable to a decrease in the actuarial estimate of current period losses under our self insurance program partially offset by costs associated with an increase in provider hours due to net growth and increased provider hours staffed on a same contract basis.

Gross profit. Gross profit was $269.3 million in 2008, compared to $260.1 million in 2007, an increase of $9.1 million between periods. Excluding the impact of the prior year professional liability reserve adjustments in each period, gross profit increased $6.3 million. The increase in gross profit, excluding the actuarial adjustments, is primarily due to the contribution of new contracts net of terminations and our acquisitions.

Gross profit as a percentage of net revenue less provision for uncollectibles was 20.2% in 2008 compared with 21.1% in 2007. Excluding the impact of the favorable actuarial adjustments in both periods, gross profit as a percentage of revenue was 17.6% in 2008 compared to 18.5% in 2007.

General and administrative expenses. General and administrative expenses increased $2.5 million in 2008 to $116.9 million from $114.5 million in 2007. General and administrative expenses as a percentage of net revenue less provision for uncollectibles declined to 8.8% in 2008 compared to 9.3% in 2007. The increase in general and administrative expenses is primarily due to inflationary growth in salaries and an increase in the number of employees as well recruiting expenses and higher travel costs.

Management fee and other expenses. Management fee and other operating expenses totaled $3.6 million in 2008 and $4.1 million in 2007.

Impairment of intangibles. In December 2008, we recorded an impairment loss of $9.1 million related to $8.8 million of goodwill for our After Hours Pediatric and $0.3 million of goodwill for our Radiology business lines. The goodwill impairment charge was based upon a combination of current market valuations and management’s assessment of the projected operating performance of the operations. Following the impairment charge, there is no remaining recorded goodwill associated with these operations.

Depreciation and amortization. Depreciation and amortization was $17.3 million in 2008 and $14.8 million in 2007. The increase of $2.5 million between periods was due to the addition of new assets in 2007 and 2008, as well as higher amortization expense related to an increase in contract intangibles from our acquisitions in 2007 and 2008.

Interest expense, net. Net interest expense decreased $9.4 million to $45.8 million in 2008 compared to $55.2 million in 2007. The decrease is primarily due to lower borrowing rates on our term loan facilities, as well as reduced debt levels between years.

Transaction costs. Transaction costs of $2.4 million were recognized during 2008 associated with advisory, legal, accounting, and other fees of $1.8 million incurred related to acquisition discussions that terminated during the year as well as $0.6 million of costs related to ongoing potential transactions. Costs associated with potential transactions are required to be expensed as incurred under the new provisions of Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations”, which will become effective in the first quarter of 2009.

Gain on extinguishment of debt. A gain on the extinguishment of debt was recognized in December 2008 associated with the retirement of $12.0 million of our 11.25% Senior Subordinated Notes which were repurchased in the open market for $10.0 million plus accrued interest. Included in the calculation of the gain on the extinguishment of debt was the write off of deferred financing costs in the amount of $0.3 million.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes in 2008 were $75.7 million compared to $71.5 million in 2007.

Provision for income taxes. Provision for income taxes in 2008 was $31.0 million compared to $27.7 million in 2007.

Earnings from continuing operations. Earnings from continuing operations were $44.7 million in 2008 compared to $43.8 million in 2007.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $0.6 million in 2007. Contributing to the loss in 2007 were $1.0 million of severance and other exit costs related to the disposal of the anesthesia business unit.

Net earnings. Net earnings for 2008 were $44.7 million compared to $43.3 million in 2007.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Net revenues. Net revenue in 2007 increased $277.1 million, or 15.1%, to $2.11 billion from $1.83 billion in 2006. The increase in net revenue of $277.1 million included an increase of $252.4 million in fee-for-service revenue, an increase of $24.4 million in contract revenue and $0.3 million in other revenue. In 2007, fee-for-service revenue was 79.7% of net revenue compared to 78.0% in 2006, contract revenue was 19.1% of net revenue compared to 20.7% in 2006 and other revenue was 1.2% of net revenue in 2007 compared to 1.3% in 2006.

Provision for uncollectibles. The provision for uncollectibles was $874.1 million in 2007 compared to $733.7 million in 2006, an increase of $140.4 million, or 19.1%. As a percentage of net revenue, the provision for uncollectibles was 41.5% in 2007 compared to 40.1% in 2006. The provision for uncollectibles was primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The year over year increase in the provision was due to a combination of increases in total billed patient volume, annual increases in gross fee schedules and an increase in self pay gross accounts receivable relative to other payer types. For the year ended December 31, 2007, self pay fee-for-service patient visits were approximately 22.7% of the total fee-for-service patient visits compared to approximately 21.6% in 2006.

Net revenues less provision for uncollectibles. Net revenue less provision for uncollectibles in 2007 increased $136.7 million, or 12.5%, to $1.23 billion from $1.10 billion in 2006. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $52.9 million, or 5.9%, to $948.2 million in 2007 from $895.3 million in 2006. The increase in same contract revenue of 5.9% benefited 2.3% from an increase in billed patient volume between periods and 3.2% from increases in estimated net revenue per billing unit. The increase in estimated collections per billing unit is associated primarily with annual increases in gross charges, Medicare and managed care pricing improvements, and increased patient acuity offset by an unfavorable shift in payer mix reflecting an increase in the percentage of self pay volume during the year. Contract revenue and other revenue contributed approximately 0.7% of the increase while year over year changes in prior year revenue estimates and managed care settlements reduced same contract revenue by 0.3%. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $124.9 million, partially offset by $72.9 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $31.7 million of growth between periods.

Professional service expenses. Professional service expenses, which includes physician costs, billing and collection expenses and other professional expenses, totaled $950.9 million in 2007 compared to $831.8 million in 2006 an increase of $119.1 million, or 14.3%. Contributing to the increase was $49.6 million related to new sales net of terminated contracts and $22.9 million related to acquisitions. The remaining increase in professional service expense was due primarily to increased physician and other practitioner hours staffed along with increased average rates paid per hour of provider service on a same contract basis.

Professional liability costs. Professional liability costs were $21.1 million in 2007 compared with $37.6 million in 2006 for a decrease of $16.6 million, or 44.1%. Professional liability costs include reductions in professional liability reserves relating to prior years resulting from actuarial studies completed in April and October of each year of $32.1 million in 2007 and $12.1 million in 2006. The reduction in prior year professional liability reserves is due to favorable trends in loss estimates primarily associated with improvements in the overall frequency of claims reported and favorable changes in loss development assumptions. Factors contributing to the change in prior year loss estimates included favorable development of historical loss estimates between actuarial studies as well as continued favorable trends in the frequency of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management, and claims management as well as external factors such as tort reform in certain key states are contributing to these favorable trends in prior year loss estimates. Excluding the favorable actuarial adjustments, professional liability costs increased $3.4 million between periods primarily due to an increase in provider hours in 2007. The increase in provider hours is predominantly a result of our net growth and acquisitions and to a lesser extent increased provider hours staffed on a same contract basis. Partially offsetting the increase in cost associated with increased provider hours is a decrease in the actuarial estimate of current period losses under our self insurance program.

Gross profit. Gross profit was $260.1 million in 2007, compared to $225.9 million in 2006 for an increase of $34.2 million between periods. Included in the $34.2 million increase is a net decrease in professional liability costs between periods of $20.0 million resulting from the actuarial studies completed in April and October of each year. Excluding the impact of the net decrease in professional liability costs gross profit increased $14.2 million. The increase in gross profit, excluding the decrease in professional liability costs, is primarily due to the contribution from acquisitions and improvements on a same contract basis between years. Gross profit as a percentage of net revenue less provision for uncollectibles was 21.1% in 2007 compared with 20.6% in 2006.

General and administrative expenses. General and administrative expenses increased $10.7 million in 2007 to $114.5 million from $103.7 million in 2006. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.3% in 2007 compared to 9.5% in 2006. Acquisitions and growth contributed $3.9 million of the increase in general and administrative expenses. The remaining increase in general and administrative expenses between years was due principally to new positions and inflationary growth in salaries and benefits, and increases in incentive plan and commission costs.

Management fee and other expenses. Management fee and other operating expenses were $4.1 million in 2007 and $3.7 million in 2006 for an increase of $0.4 million.

Depreciation and amortization. Depreciation and amortization was $14.8 million in 2007 and $23.3 million in 2006. Depreciation and amortization expense decreased $8.5 million between periods due principally to a decrease in amortization expense of $9.9 million. The decline in amortization expense was due primarily to the contract intangibles recognized in connection with the Recapitalization Merger being fully amortized during 2006 offset by an increase in contract intangibles resulting from our 2007 and 2006 acquisitions.

Interest expense, net. Net interest expense decreased $2.6 million to $55.2 million in 2007 compared to $57.8 million in 2006. The decrease is primarily due to the reduction of our interest rate on our term loan as a result of the second quarter 2007 amendment to our senior credit agreement, reduced levels of revolver usage between years and an increase in interest income due to increased cash and investments with our insurance subsidiary.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes in 2007 were $71.5 million compared to $37.3 million in 2006.

Provision for income taxes. Provision for income taxes in 2007 was $27.7 million compared to $13.8 million in 2006.

Earnings from continuing operations. Earnings from continuing operations were $43.8 million in 2007 compared to $23.5 million in 2006.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $0.6 million in 2007 compared to $7.0 million in 2006. Contributing to the loss in 2007 were $1.0 million of severance and other exit costs related to the disposal of the anesthesia business unit. The loss in 2006 includes an impairment loss of $10.2 million ($7.7 million, net of $2.5 million tax benefit).

Net earnings. Net earnings for 2007 were $43.3 million compared to $16.5 million in 2006.

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

Cash provided by operating activities in the year ended December 31, 2008 was $62.0 million compared to $70.1 million in 2007. The $8.1 million decrease in cash provided by operating activities was principally due to an increase in cash taxes paid in 2008 and an increase in working capital between periods in 2008 compared to a decrease in working capital between periods in 2007, offset by a reduction in cash interest payments in 2008.

Cash used in investing activities in the year ended December 31, 2008, was $29.8 million compared to $31.3 million in 2007. The $1.5 million decrease in cash used in investing activities was principally due to a decrease in net captive investment purchases between years and a decrease in capital expenditures partially offset by an increase in cash payments for acquisitions. Cash used in financing activities in the year ended December 31, 2008 and 2007 was $16.1 million and $12.5 million, respectively. The $3.6 million increase in cash used in 2008 in financing activities was principally due to the $10.0 million cash payment for retirement of a portion of our 11.25% senior subordinated notes, offset by net reduction in outstanding amounts under the revolving credit facility in 2007.

We spent $12.1 million in the year ended December 31, 2008 and $12.7 million in the year ended December 31, 2007 for capital expenditures. These expenditures were primarily for information technology investments and related development projects along with projects in support of operational initiatives.

We are highly leveraged. As of December 31, 2008, we had $615.3 million in aggregate indebtedness, with an additional $110.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $8.7 million of undrawn letters of credit outstanding) after consideration of the $15.0 million reduction associated with the Lehman bankruptcy.

Borrowings outstanding under the senior credit facility, which totaled $412.3 million at December 31, 2008, mature in various years with a final maturity date of November 23, 2012. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow”, as defined in the agreement.

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

During 2008, we entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined that the interest rate swaps are highly effective and qualify for hedge accounting, therefore in 2008, we have recorded the decrease in fair value of the interest rate swaps, net of tax, of approximately $3.4 million as a component of other comprehensive earnings. As of December 31, 2008 we had a $5.5 million liability recorded related to the swaps.

These agreements expose us to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and we believe the counterparty will be able to fully satisfy its obligations under the contracts.

Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s additional outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

As of December 31, 2008, we had total cash and cash equivalents of approximately $46.4 million. Our ongoing cash needs for the year ended December 31, 2008 were substantially met from internally generated operating sources. During the year there were no borrowings under our revolving credit facility. As of December 31, 2008, there were no amounts outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and interests. In June 2008, we acquired the operations of an emergency medicine staffing business for $7.5 million in cash. We may have to pay up to $6.7 million in deferred payments. In August 2007, we acquired the operations of an emergency medicine medical practice for $2.4 million in cash. In addition, we may have to pay up to $2.2 million in future contingent payments.

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

During the twelve months ended December 31, 2008, no contingent payments were made and $1.1 million of contingent payments were made in the corresponding period in 2007 related to previous acquisitions. The $1.1 million payment made in 2007 had previously been recorded as a liability. Future contingent payment obligations are approximately $18.5 million as of December 31, 2008.

We began providing, effective March 12, 2003, for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of December 31, 2008, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $87.4 million which reflects net unrealized gains of approximately $1.9 million. Effective June 1, 2008, we renewed our fronting program with a commercial insurance carrier through May 31, 2009. As part of this renewal, we paid cash premiums associated with the fronting arrangement of approximately $10.8 million. We funded approximately $16.3 million of premiums to the captive subsidiary during 2008. Based upon the results of our most recent actuarial report, anticipated cash outflow to the captive insurance company during the period January 1, 2009 through May 31, 2009 is estimated at $13.5 million. In addition, we funded premiums of approximately $2.7 million in 2008 and have agreed to fund additional premiums in 2009 to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003 which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time. As of December 31, 2008, the actuarial estimate of unfunded loss reserves associated with this program is $11.9 million.

The following tables reflect a summary of obligations and commitments outstanding as of December 31, 2008:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Contractual cash obligations:
Long-term debt	$4,250	$8,500	$602,525	$—	$615,275
Operating leases	8,288	14,269	8,689	9,689	40,935
Interest payments	40,567	78,111	56,124	—	174,802
Sponsor fee	3,500	7,000	7,000	6,630	24,130

Subtotal	56,605	107,880	674,338	16,319	855,142

	Amount of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Other commitments:
Standby letters of credit	$8,733	$—	$—	$—	$8,733
Contingent acquisition payments	9,577	8,886	—	—	18,463

Subtotal	18,310	8,886	—	—	27,196

Total obligations and commitments	$74,915	$116,766	$674,338	$16,319	$882,338

Senior secured credit facilities

Our senior secured credit facilities consist of a $425.0 million term loan facility ($412.3 million outstanding at December 31, 2008), and a $110.0 million senior secured revolving credit facility after consideration of the reduction associated with the Lehman bankruptcy, of which no amount was drawn at December 31, 2008. In addition, there are $8.7 million of undrawn letters of credit outstanding at December 31, 2008. Team Finance is the borrower under the senior secured credit facilities. The senior secured revolving credit facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as the swingline loans.

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The current interest rate for borrowings is LIBOR plus a margin of 2.0%. The applicable margin for borrowings under the senior secured term loan facility may be increased if we exceed a certain leverage ratio, and the applicable margin for borrowings under the senior secured revolving credit facility may be reduced subject to our attaining certain leverage ratios.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we pay a commitment fee to the lenders under the senior secured revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate was 0.50% per annum. We also pay customary letter of credit fees.

We are required to repay installments on the loans under the senior secured term loan facility in quarterly principal amounts of $1.1 million through September 30, 2012, with the remaining amount payable on November 23, 2012.

Principal amounts outstanding under the senior secured revolving credit facility are due and payable in full at maturity, six years from the date of the closing of the senior secured credit facilities.

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness or issue preferred shares;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase our membership interests;

•	make investments, loans or advances;

•	repay subordinated indebtedness (including the senior subordinated notes);

•	make certain acquisitions;

•	engage in certain transactions with affiliates;

•	amend material agreements governing our subordinated indebtedness (including the senior subordinated notes);

•	change our lines of business; and

•	change the status of Team Health Holdings as a passive holding company or the status of Health Finance Corporation as a passive corporate co-issuer of the senior subordinated notes.

In addition, the senior secured credit agreement requires us to comply with the following financial covenants: a maximum leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures amount. The breach of these maintenance covenants in the senior secured credit agreement could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indenture governing the $203.0 million aggregate principal amount of senior subordinated notes.

Senior subordinated notes

We issued $215.0 million aggregate principal amount of 11.25% senior subordinated notes due 2013 on November 23, 2005 in a private offering not subject to registration under the Securities Act. Subsequently, these notes were exchanged for registered notes in an offering effective May 16, 2006. In December 2008, we retired $12.0 million of our 11.25% senior subordinated notes in an open market purchase for $10.0 million plus accrued interest. The outstanding notes are guaranteed by certain of our subsidiaries.

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

Under the indenture governing the notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). For example, for the four quarters ended December 31, 2008, the minimum Adjusted EBITDA to fixed charge ratio required in order to incur additional debt pursuant to the ratio provision in the indenture or to make certain investments and restricted payments under the indenture was 2.25x.

Adjusted EBITDA under the indenture is defined as net earnings before interest expense, taxes, depreciation and amortization as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our liquidity and financial flexibility. Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. Adjusted EBITDA, as calculated under the indenture for the senior subordinated notes, is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net earnings	$44,666	$43,270	$16,465
Loss from discontinued operations, net of taxes	—	576	7,049
Interest expense, net	45,849	55,234	57,813
Provision for income taxes	31,044	27,703	13,792
Depreciation and amortization	17,281	14,823	23,308

EBITDA	138,840	141,606	118,427
Impairment of intangibles(a)	9,134	—	—
Management fee and other expenses(b)	3,602	4,054	3,748
Gain on extinguishment of debt(c)	(1,640)	—	—
Transaction costs(d)	2,386	—	—
Restricted unit expense(e)	625	560	617
Insurance subsidiary interest income	3,341	2,867	2,024
Severance and other charges	1,549	3,693	1,164

Adjusted EBITDA*	$157,837	$152,780	$125,980

*	Adjusted EBITDA totals include the effects of professional liability loss reserve reductions associated with prior years of $34,927, $32,089 and $12,068 for the years ended December 31, 2008, 2007 and 2006, respectively.
(a)	Includes impairment of goodwill
(b)	Reflects management sponsor fees and loss on disposal of assets.
(c)	Reflects the gain on the retirement of a portion of the 11.25% senior subordinated notes, net of write-off of deferred financing costs.
(d)	Reflects expenses associated with acquisition transaction fees.
(e)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 unit plan.

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

Recently issued accounting standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (Revised 2007) “Business Combinations” (“SFAS 141R”) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to be material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that SFAS 161 will have on our financial statements.

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

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

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

At December 31, 2008, the fair value of our total debt, that has a carrying value of $615.3 million, was approximately $439.7 million. We had $412.3 million of variable debt outstanding at December 31, 2008. If the market interest rates for our variable rate borrowings averaged 1% more during the twelve months subsequent to December 31, 2008, our interest expense would increase, and earnings before income taxes would decrease, by approximately $4.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).	Controls and Procedures

As of December 31, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

None.

Item 9B.	Other Information

None.

PART III

Item 10.	Representatives, Executive Officers and Corporate Governance

The following table sets forth information with respect to the members of the board of representatives for Team Health Holdings LLC, Team Finance LLC and Team Health, Inc., and the executive officers of Team Health Holdings LLC, the Issuers (herein defined as Team Finance LLC and Health Finance Corporation) and Team Health, Inc.

Name	Age*	Position
Lynn Massingale, M.D.	56	Executive Chairman and Representative
Greg Roth	52	President, Chief Executive Officer and Representative
David P. Jones	41	Chief Financial Officer
Stephen Sherlin	63	Chief Compliance Officer
Heidi S. Allen	55	Senior Vice President, General Counsel
Neil P. Simpkins	42	Representative
Michael A. Dal Bello	37	Representative
Alan Muney, M.D.	55	Representative
Earl P. Holland	63	Representative
Glenn A. Davenport	55	Representative

*	As of March 1, 2009

Lynn Massingale, M.D., became a member of our board of representatives following the Transactions and was named Executive Chairman in May 2008. Prior to that, Dr. Massingale had been Chief Executive Officer and director of Team Health, Inc., since 1994 and also held the title of President until October 2004. Dr. Massingale previously served as President and Chief Executive Officer of Southeastern Emergency Physicians, a provider of emergency physician services to hospitals in the Southeast and the predecessor of Team Health, Inc., which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.

Greg Roth joined TeamHealth, Inc. in November 2004 as President and Chief Operating Officer. In May 2008, Mr. Roth was promoted to President and Chief Executive Officer and became a member of our board of representatives and directors. Prior to joining TeamHealth, Mr. Roth was employed by HCA—The Healthcare Company, a provider of healthcare services, since January 1995. Beginning in July 1998, Mr. Roth served as President of HCA, Ambulatory Surgery Division. Prior to his appointment as President, Mr. Roth served in the capacity of Senior Vice President of Operations, Western Region from May 1997 to July 1998 and the Division’s Chief Financial Officer from January 1995 to May 1997. Prior to these positions, Mr. Roth held various positions in the healthcare industry.

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

Heidi Solomon Allen was named Senior Vice President and General Counsel of TeamHealth, Inc. effective June 19, 2008. From February 2003 to June 2008, Ms. Allen was Associate General Counsel, U.S. Litigation and Investigations, for Sanofi-Aventis, a major global pharmaceutical company. Admitted to state and federal courts in South Carolina and New Jersey, Ms. Allen has more than 15 years of experience advising corporations on healthcare law, including a position as Associate General Counsel, Head of Litigation, for Blue Cross Blue Shield of New Jersey. She also served as Assistant United States Attorney for 11 years. Ms. Allen received a B.A. from the University of Pennsylvania and a J.D. from Rutgers School of Law.

Neil P. Simpkins became a member of our board of representatives and directors following the Transactions. Mr. Simpkins has served as a Senior Managing Director of Blackstone, an investment and advisory firm, since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves as Chairman of the board of directors of TRW Automotive Inc. and is a director of Vanguard Health Systems and Apria Healthcare.

Michael A. Dal Bello became a member of our board of representatives and directors following the Transactions. Mr. Dal Bello is a Principal in the Private Equity Group of Blackstone, an investment and advisory firm, and has been at the firm since 2002 and is actively involved in Blackstone’s healthcare investment activities. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello worked at Hellman & Friedman LLC from 1998 to 2000 and prior thereto at Bain & Company. He currently serves as a director of Vanguard Health Systems, Biomet, Catalent and Sithe Global.

Alan Muney, M.D. became a member of our board of representatives and directors in 2008. Since 2007, Dr. Muney has been an Executive Director in the Corporate Private Equity group and the CEO of Equity Healthcare, Blackstone’s proprietary healthcare services group purchasing organization. Dr. Muney is involved in portfolio management and monitoring of healthcare benefits. Before joining Blackstone, Dr. Muney was the executive vice president and chief medical officer of Oxford Health Plans and chief medical officer of United Healthcare of the Northeast region, both managed health care companies, from 1998-2007. Prior to that, he was senior vice president and chief medical officer for Avanti Health systems, a division of NYLCare health plans. He was also regional medical director for Mullikin Medical Centers, a large multi-specialty medical group in California. Dr. Muney received his B.S. in Biology and his Doctor of Medicine degrees from Brown University, and a Masters in Health Administration from the University of La Verne. He currently serves as a director of Vanguard Health Systems.

Earl P. Holland became a member of our board of representatives and directors in 2001. Mr. Holland has over 32 years of experience working in the healthcare industry. Prior to his retirement in January 2001, Mr. Holland held several positions with Health Management Associates, an operator of acute care hospitals; including the positions of Vice Chairman and Chief Operating Officer at the time of his retirement. Mr. Holland also serves on the board of directors of several other companies engaged in the business of providing healthcare services as well as other business services, including Rural/Metro Corporation. Mr. Holland graduated from Southeast Missouri State University with a B.S. degree in business administration.

Glenn A. Davenport became a member of our board of representatives and directors in 2001. From March 2007 to February 2009, Mr. Davenport was President of Horizon Software International, LLC, a company specializing in food service technology. Until his retirement in August 2006, Mr. Davenport served as Chairman and Chief Executive Officer of Morrison Management Specialists, a member of Compass Group. Prior thereto, he served in various management capacities with Morrison Restaurants, Inc. since 1973. Mr. Davenport also serves on the board of directors of several other organizations.

Code of ethics

Information regarding our code of ethics (Team Health, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers is attached as exhibit 14.1 to this Annual Report on Form 10-K or is available to any person without charge upon request by calling (865) 293-5205.

Audit committee

We do not have a separately-designated standing audit committee. The entire Board of Representatives performs the functions of an audit committee. The Company has not made a determination as to whether or not any representative or director qualifies as an audit committee financial expert. However, several members of the board of representatives have extensive experience in analyzing and evaluating financial statements.

Section 16(a) beneficial ownership reporting compliance

The Issuer’s directors and executives are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy of Executive Compensation Programs

The Board of Representatives of Holdings (herein after referred to as “Board of Representatives”) is responsible for the administration and oversight of our executive compensation programs. Our overall executive compensation objective is to provide a comprehensive plan that encourages our executive officers to focus on our strategic business initiatives, financial performance objectives and the creation and maintenance of equity value. The following are the principal objectives of our executive compensation program:

•	Attract, retain, and motivate superior management talent critical to our long-term success with compensation that is competitive within the marketplace;

•	Ensure compensation levels reflect the internal value and future potential of each executive within the Company and the achievement of outstanding individual results;

•	Link executive compensation to the creation and maintenance of long-term equity value of the Company;

•	Promote equity ownership by executives in order to align their interests with the interests of our equity unit holders; and

•	Ensure that incentive compensation is linked to the achievement of specific financial and strategic objectives, which are established in advance and approved by the Board of Representatives.

Compensation Determination Process

The Board of Representatives makes all determinations regarding the compensation for our executive officers. The Board of Representatives takes into account a number of variables, both quantitative and qualitative, in making its determinations regarding the appropriate level of compensation. Generally, the named executive officers’ compensation is determined based on the Board of Representatives’ assessment of the Company’s overall performance and the individual performance of the named executive officer, as well as the Board of Representatives’ experience and market knowledge regarding the competitiveness of compensation and the employment agreements of the executive officers. During 2008, the Board of Representatives did not retain the services of any external compensation consultant.

Dr. Massingale, our Executive Chairman and Representative, and Mr. Roth, our President, Chief Executive Officer and Representative, as members of the Board of Representatives, participate in discussions and deliberations of the Board of Representatives regarding executive compensation. Other named executive officers also attend the Board of Representatives meetings and participate as required. Any discussion by the Board of Representatives regarding specific compensation for Dr. Massingale, Mr. Roth or other named executive officers is conducted by the Board of Representatives in executive session without such persons in attendance.

Compensation Elements

We provide different elements of compensation to our named executive officers in a way that the Board of Representatives believes best promotes our compensation objectives. Consistent with the philosophy that compensation to the executive officers should be aligned closely with the short- and long-term financial performance of the Company, a portion of executive compensation is “at risk” and is tied to the attainment of previously established financial goals. However, the Board of Representatives also believes that it is prudent to provide competitive base salaries and other benefits to attract and retain the appropriate management talent in order to achieve our strategic objectives. Accordingly, we provide compensation to our named executive officers through a combination of the following:

•	Base salary;

•	Annual cash incentive opportunities;

•	Long-term equity based incentives; and

•	Benefits and executive perquisites.

Additional detail regarding each of these elements is discussed below.

Base Salaries

Annual base salaries reflect the compensation for an executive’s ongoing contribution to the performance of his or her functional area of responsibility with us. We believe that base salaries must be competitive based upon the executive officers’ scope of responsibilities and market compensation of similarly situated executives. Other factors such as internal consistency and comparability are also considered when establishing a base salary for a given executive. The Board of Representatives utilizes the experience, market knowledge, and insight of its members in evaluating the competitiveness of current salary levels. The Company’s Human Resources Department is also a resource for such information as needed.

Generally, base salaries are adjusted effective April 1 of each year based upon the Board of Representatives’ assessment of each executive officer’s individual performance and the Company’s overall budgetary guidelines. In addition, the Board of Representatives may adjust base salaries at other times during the year in connection with promotions or increased responsibilities or to maintain competitiveness within the market. In 2008, the base salaries of all of our named executive officers (other than Ms. Allen, who joined the Company in June 2008) were increased by 3.8% effective April 1, 2008. In addition, effective May 1, 2008, Mr. Roth’s base salary was increased to $600,000, which represented an additional 30.3% increase, in connection with his appointment as the President, Chief Executive Officer and Representative of the Company. Ms. Allen’s base salary rate for 2008 was $315,000 and is set forth in her employment agreement. As a result of these increases, the annual base salary rates of our named executive officers (other than Ms. Allen) as of April 1, 2008 (or May 1, 2008 in the case of Mr. Roth) were as follows: Dr. Massingale—$595,565; Mr. Roth—$600,000; Mr. Jones—$361,378; Mr. Sherlin—$143,717; and Mr. Joyner—$339,140.

Annual Cash Incentive Compensation

Annual cash incentive awards are available to the named executive officers, as well as to other members of the Company’s executive management team, under the Team Health Inc. Management Incentive Plan (the “Bonus Plan”). The Bonus Plan is designed to reward management for the achievement of annual financial targets and other operational goals, which are linked to the creation of long-term equity value of our company.

Under the Bonus Plan, each participant has a potential bonus pool that is based on a certain percentage of his or her base salary. For the named executive officers and other corporate and administrative managers, a portion of each of their respective potential bonus pools is tied to the achievement of the overall consolidated EBITDA results (the “Financial Performance Component”) and a portion is tied to the achievement of specific objectives as defined by management and the Board of Representatives’ and to senior management’s assessment of the Company and individual’s performance (the “Discretionary Component”). The Board of Representatives establishes an annual EBITDA (defined as earnings before interest, taxes, depreciation and amortization and further adjusted to exclude other non-recurring or non-operating items) target at the beginning of each year. The Board of Representatives has the discretion to adjust the annual EBITDA target during the year in the event of acquisitions, restructured or discontinued operations or other extraordinary or unusual events occurring during the year. In addition, while the Financial Performance Component generally makes up a substantial portion of the potential bonus pool, the exact allocation between the Financial Performance Component and the Discretionary Component can vary from year to year. The Board of Representatives evaluates the allocation between the two components on an annual basis and has the flexibility to adjust the allocation percentages as needed in order to better align the incentives under the Bonus Plan.

The Financial Performance Component under the Bonus Plan contains threshold, target and maximum achievement levels which can increase or decrease the potential payments under the bonus pools. The threshold level of achievement reflects actual EBITDA result, as further adjusted for other selected items (“adjusted EBITDA”), equal to 95% of the annual EBITDA target, and the maximum level of achievement reflects actual EBITDA result equal to or above 110% of the annual EBITDA target. No payment is made under the Financial Performance Component if the threshold level of achievement is not achieved, and no additional amount will be paid under the Financial Performance Component if greater than the maximum level of achievement is achieved. At the threshold level of achievement, a participant’s bonus payment is equal to 50% of his or her potential bonus pool, and at the maximum level of achievement, a participant’s bonus payment is equal to 200% of his or her bonus pool. Bonus payments for actual results that fall between the threshold and maximum are adjusted on a linear basis. Notwithstanding the establishment of the above-described formula for determining the bonus payment amounts under the Financial Performance Component, the Board of Representatives could award lesser amounts under the Financial Performance Component to one or more named executive officers, if, in the exercise of its business judgment, the Board of Representatives determined that they were warranted under the circumstances and in the best interest of the Company.

The determination of the bonus payment amounts under the Discretionary Component of the Bonus Plan is subject to the discretion of the Board of Representatives after considering the individual executive officers’ achievement of specific objectives as defined by management and the Board of Representatives’ and senior management’s assessment of the Company and individual performance, including, but not limited to, operational performance during the performance year and the position of the Company for the achievement of acceptable earnings growth in the subsequent year. The Board of Representatives may decide to award nothing or more than the full amount allocated to the Discretionary Component under the potential bonus pool of any given named executive officer. The specific objectives defined by management vary from year to year and from one executive officer to another and are given different weightings, but they generally relate to operational improvements that are within the individual executive officer’s area of responsibility, strategic goals of the Company and enhancement of leadership and management skills.

For 2008, the potential bonus pool of each of Dr. Massingale and Mr. Roth was 65% of his respective annual base salary in effect as of December 31, 2008. The potential bonus pool of each of the other named executive officers was 50% of his or her respective annual base salary in effect as of December 31, 2008. The Board of Representatives allocated 80% of the bonus pool for each of the named executive officers and administrative managers to the Financial Performance Component and 20% to the Discretionary Component. Additionally, they set an annual EBITDA target of $125.6 million for 2008 for our named executive officers. The actual adjusted EBITDA result for 2008 was 107.3% of the EBITDA target set for the year, and accordingly, the Board of Representatives determined to pay 150.0% of the Financial Performance Component of each named executive officer’s bonus pool to each such named executive officer. The Board of Representatives also determined to pay the following approximate percentages of the Discretionary Component to each named executive officer: Dr. Massingale—53%; Mr. Roth—62%; Mr. Jones—72%; Mr. Sherlin—72%; Ms. Allen—72% and Mr. Joyner—72%. The determination regarding the payment under the Discretionary Component reflects the Board of Representatives’ assessment, in their business judgment, regarding the appropriate amount of total bonus payment for each named executive officer in light of the executive officer’s achievement of all or many of the objectives defined for himself or herself and the Company’s overall performance during 2008 and the position of the Company for the achievement of earnings growth in 2009. The specific awards under the Bonus Plan for 2008 were reviewed and approved by the Board of Representatives in February 2009 and paid in March 2009.

Long Term Incentive Compensation

The Board of Representatives provides equity incentive awards to executive officers from time to time in order to directly align their interests with the long term interests of the equity unit holders of Holdings.

The total equity of Holdings is comprised of three classes of membership units (Class A, Class B and Class C units). There is no vesting element associated with the Class A units, but the Class B and C units generally vest daily on a pro rata basis over a five year period from the date of issuance. Upon a change of control of the Company, all outstanding Class B and Class C units will automatically vest. In conjunction with the Transaction in November 2005, members of our management reinvested a portion of their individual proceeds from the Transaction in the Class A units of Holdings. As a result, some of the named executive officers have various levels of ownership in the Class A units. See “Security Ownership of Certain Beneficial Owners and Management” for specific disclosure of amounts owned by each of the named executive officers.

The timing and amount of any distribution of available cash, when made, will be made in the order and priority among the different classes of units as specified in the Amended and Restated Limited Liability Company Agreement of Team Health Holdings, LLC. Generally, distributions of available cash will be made to the holders of Class A units first before any distributions are made to the holders of Class B or Class C units. No distributions on any of Class B units or Class C units were made during 2008.

The vesting schedule for, and the terms of cash distribution on, the Class A, Class B and Class C units described above are designed to motivate the executives and other members of management to enhance the financial and operational performance and equity value of the Company over the long-term as well as to enhance executive retention.

Under the Team Health Holdings 2005 Unit Plan (the “2005 Unit Plan”), Holdings can issue Class A, Class B and Class C units to members of management. A total of 600,000 Class A units, 400,000 Class B units and 600,000 Class C units are authorized for issuance under the 2005 Unit Plan, and as of December 31, 2008, no Class A units, 329,951 Class B units and 461,931 Class C units were outstanding. See the “Narrative Supplement to the Summary Compensation Table and 2008 Grants of Plan-Based Awards—Terms of Restricted Equity Awards” for further information regarding the terms of the restricted equity awards. During 2008, the Board of Representatives granted 6,250 Class B units and 8,750 Class C Units to Mr. Roth in connection with his promotion to the position of President and Chief Executive Officer and appointment as a member of the Board of Representatives and, concurrent with such grants to Mr. Roth, granted the same number of Class B units and Class C units to Mr. Jones, in recognition of their respective roles and contributions to the Company as the Chief Executive Officer and the Chief Financial Officer and in order to further align their interests with the long-term interests of the equity unit holders of Holdings. Furthermore, Ms. Allen was granted 8,333 Class B units and 11,667 Class C Units as a sign-on equity award in connection with the commencement of her employment in June 2008. As a privately held company, there is no active market for trading in the units of the Company. The Class B and Class C units were valued at the fair market value at the time of the grant by the Board of Representatives considering, among other factors, the results of an independent valuation report.

The Company has not granted any stock or unit options nor do we have any stock or unit options outstanding.

Benefits and Executive Perquisites

The Board of Representatives believes that attracting and retaining superior management talent requires an executive compensation program that is competitive in all respects with the programs provided at similar companies with which the Company competes for executive talent. Accordingly, in addition to base salaries, incentive cash and long-term equity awards, our executive compensation program includes retirement and welfare benefits and reasonable executive perquisites.

Retirement Benefits

Substantially all of the salaried employees, including our named executive officers, are eligible to participate in the Team Health, Inc. 401(k) savings plan. Employees are permitted to defer a portion of their income under the 401(k) plan. At the discretion of the Board of Representatives, the Company may make a matching contribution of up to 50%, subject to annual limits established under the Internal Revenue Code, of the first 6% of employees’ contributions under this 401(k) plan as determined each year. The Board of Representatives authorized such maximum discretionary amount as a match on employees’ 401(k) Plan contributions for 2008, including the named executive officers. Employee and company matching contributions are fully vested immediately. Participants may receive distribution of their 401(k) accounts any time after their service with us ceases.

In addition, the named executive officers and other senior employees are eligible to participate in the Team Health, Inc. non-qualified Supplemental Executive Retirement Plan (“SERP”). Currently, all active participants are permitted to defer a portion of their income under the SERP. In its sole discretion, the Company may make contributions to the account of any of the active participants in the SERP, and the participants will always be vested in all amounts credited to their accounts. None of the named executive officers that participate in the SERP received a contribution from the Company for 2008.

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

These benefits and perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes in accordance with the SEC rules.

Severance Arrangements

The Board of Representatives believes that severance arrangements are necessary to attract and retain the talent necessary for our long-term success. Accordingly, our named executive officers are entitled, under their employment agreements with the Company, to cash and certain other benefits in the event their employment is terminated under certain circumstances. See the description of these arrangements under the “Potential Payments Upon Termination or Change-In-Control—Summary of Severance Arrangements” section below.

Compensation Committee Report

The Board of Representatives has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based upon the review and discussions, the Board of Representatives directed that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

Board of Representatives:

Neil Simpkins

Michael DalBello

Alan Muney, M.D.

Earl Holland

Glenn Davenport

Lynn Massingale, M.D.

Greg Roth

SUMMARY COMPENSATION TABLE

The following table summarizes all compensation awarded to, earned by, or paid to, our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and our next four most highly compensated executive officers (such individuals, the “named executive officers”) for fiscal years 2008, 2007 and 2006 for services rendered to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)		Total ($)
Lynn Massingale, M.D.	2008	$589,595	—	$49,372	—	$505,815	—	$54,335		$1,199,117
Executive Chairman and Representative	2007	568,538	—	49,372	—	531,447	—	65,360		1,214,717
	2006	549,312	—	54,433	—	396,629	—	445,653		1,446,027

Greg Roth	2008	545,507	—	66,410	—	516,578	—	25,117		1,153,612
President, Chief Executive Officer and Representative	2007	439,449	—	49,372	—	315,984	—	22,702		827,507
	2006	424,589	—	54,433	—	235,826	—	16,131		730,979

David P. Jones	2008	357,816	—	31,591	—	242,756	—	25,626		657,789
Chief Financial Officer	2007	344,979	—	14,553	—	248,055	—	24,392		631,979
	2006	331,630	—	16,045	—	185,129	—	23,018		555,822

Stephen Sherlin	2008	142,301	—	3,664	—	96,542	—	12,655		255,162
Chief Compliance Officer	2007	137,196	—	3,664	—	98,650	—	12,655		252,165
	2006	132,589	—	4,040	—	73,624	—	11,357		221,610

Heidi S. Allen(5)	2008	157,500	20,000	22,718	—	114,786	—	282,781		597,785
Senior Vice President, General Counsel

Robert C. Joyner(6)	2008	204,054	—	7,259	—	112,972	—	11,357	(9)	335,642
Former Executive Vice President, General Counsel	2007	323,750	—	14,553	—	232,791	—	20,133	(9)	591,227
	2006	311,880	—	16,045	—	173,736	—	16,824	(9)	518,485

(1)	These amounts represent the compensation expense recognized by the Company for financial statement reporting purposes during the applicable fiscal year under FAS 123(R) (excluding estimates of forfeitures) associated with Class B and Class C units in Team Health Holdings LLC that were granted under the 2005 Unit Plan. The compensation expense for the stock awards differs from the grant date fair values for these awards as shown in the “2008 Grants of Plan Based Awards” table because the compensation expense for the stock awards is recognized over the requisite vesting period. See footnote 16 to the Team Finance financial statements to review assumptions made in the valuation of such grants under FAS 123(R).
(2)	Reflects bonus amounts earned in 2008 under the Bonus Plan. Such bonus amounts were paid in March 2009.
(3)	The Company maintains no defined benefit plans, and there were no above-market or preferential earnings during the year on the Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan, a non-qualified deferred compensation plan.
(4)	All Other Compensation for Dr. Massingale for 2008 included the following:

Personal use of Company plane	$25,288
Automobile allowance	$12,000
401(k) matching contribution	$6,900
Health and dental insurance premiums	$4,752
Long term disability insurance premiums	$4,431
Life insurance premiums	$964

All Other Compensation for Mr. Roth for 2008 included the following:

Automobile allowance	$12,000
401(k) matching contribution	$6,900
Long term disability insurance premiums	$4,373
Life insurance premiums	$1,044
Financial planning	$800

All Other Compensation for Mr. Jones for 2008 included the following:

Automobile allowance	$9,000
401(k) matching contribution	$6,900
Health and dental insurance premiums	$6,112
Long term disability insurance premiums	$2,298
Personal use of Company plane	$872
Life insurance premiums	$444

All Other Compensation for Mr. Sherlin for 2008 included the following:

Automobile allowance	$9,000
401(k) matching contribution	$3,655

All Other Compensation for Ms. Allen for 2008 included the following:

Relocation assistance	$235,919
Gross up of taxable relocation assistance	$42,183
Automobile allowance	$4,500
Life insurance premiums	$179

All Other Compensation for Mr. Joyner included the following:

Automobile allowance	$5,538
Health and dental insurance premiums	$2,677
Long term disability insurance premiums	$2,033
Personal use of Company plane	$872
Life insurance premiums	$237

Perquisites and other personal benefits included in All Other Compensation reflect the incremental cost to the Company and are valued based upon the actual costs of such services. The aggregate incremental cost to the Company of Dr. Massingale’s, Mr. Jones’, and Mr. Joyner’s personal use of the Company plane is based upon the standard hourly operating costs of the aircraft.

(5)	Ms. Allen was appointed Senior Vice President and General Counsel of the Company effective June 19, 2008. The amount reflected under the Bonus column for Ms. Allen reflects a sign-on bonus she received in connection with the commencement of her employment with the Company.
(6)	Mr. Joyner retired from his position as Executive Vice President, General Counsel of the Company effective July 31, 2008.

2008 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards(4) ($)
		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Lynn Massingale, M.D.		$158,847	(1)	$309,694	(1)	$619,388	(1)
		N/A		77,423	(2)	N/A

Greg Roth		156,000	(1)	312,000	(1)	624,000	(1)
		N/A		78,000	(2)	N/A
Class B units	5/19/08							—	—	—	6,250	—	—	$89,813
Class C units	5/19/08							—	—	—	8,750	—	—	47,775

David P. Jones		72,276	(1)	144,551	(1)	289,102	(1)
		N/A		36,138	(2)	N/A
Class B units	5/19/08							—	—	—	6,250	—	—	89,813
Class C units	5/19/08							—	—	—	8,750	—	—	47,775

Stephen Sherlin		28,744	(1)	57,487	(1)	114,974	(1)
		N/A		14,372	(2)	N/A

Heidi S. Allen(5)		34,175	(1)	68,350	(1)	136,701	(1)
		N/A		17,088	(2)	N/A
Class B units	7/23/08							—	—	—	8,333	—	—	119,745
Class C units	7/23/08							—	—	—	11,667	—	—	63,702

Robert C. Joyner(6)		33,635	(1)	62,270	(1)	134,541	(1)
		N/A		16,818	(2)	N/A

(1)	Reflects possible payouts under the Financial Performance Component of the Bonus Plan for the 2008 performance year. Threshold represents the amount payable if actual adjusted EBITDA was equal to 95% of the EBITDA target, Target represents the amount payable if actual adjusted EBITDA was equal to 100% of the EBITDA target, and Maximum represents the amount payable if actual EBITDA was equal to or greater than 110% of the EBITDA target. The actual bonuses paid to our named executive officers under the Bonus Plan, which includes payouts under both the Financial Performance Component and the Discretionary Component are disclosed in the Summary Compensation Table under the Non-Equity Incentive Plan Compensation column.
(2)	Reflects possible target payouts under the Discretionary Component of the Bonus Plan for the 2008 performance year, which is equal to 20% of the named executive officer’s bonus pool. See “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Incentive Compensation” for further information regarding the Discretionary Component of the Bonus Plan.
(3)	Reflects the Class B and Class C units granted to Mr. Roth, Mr. Jones and Ms. Allen in 2008 under the 2005 Unit Plan.
(4)	Reflects the grant date fair value computed in accordance with FAS 123(R) for the Class B and Class C units that were granted in 2008
(5)	Ms. Allen joined the Company effective June 19, 2008. Therefore, the amounts shown for Ms. Allen under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” reflect possible payouts to her under the Bonus Plan during the time she was with the Company in 2008.
(6)	Mr. Joyner retired from the Company effective July 31, 2008. Therefore, the amounts shown for Mr. Joyner under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” reflect possible payouts to him under the Bonus Plan for the first seven months of the year he was with the Company.

NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND

2008 GRANTS OF PLAN-BASED AWARDS

Employment Agreements

We entered into a new employment agreement with Dr. Massingale on November 23, 2005, pursuant to which Dr. Massingale initially continued to serve as our Chief Executive Officer and pursuant to which he still serves as the Chairman of our Board of Representatives. Effective May 1, 2008, Dr. Massingale’s employment agreement was amended to reflect that he shall serve as Executive Chairman, instead of our Chief Executive Officer, and that he will continue to serve as the Chairman of our Board of Representatives during the term of his agreement. We also maintain employment agreements with each of our other named executive officers (other than Mr. Joyner who retired from the Company during 2008).

Each agreement has an initial five-year term that commenced on June 1, 2006 (November 23, 2005 in the case of Dr. Massingale and June 19, 2008 in the case of Ms. Allen), and each provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 180 days prior to the end of the then current term.

Each employment agreement provides for the payment of an annual base salary, subject to annual review and adjustment, as well as the opportunity to earn an annual bonus having a target amount. Currently, the target amount is equal to 50% of the named executive officer’s base salary (or 65% of base salary in the cases of Dr. Massingale and Mr. Roth). However, the maximum annual bonus that can be earned by any of these executive officers with respect to a fiscal year may be adjusted pursuant to the terms of the Bonus Plan. See “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Incentive Compensation.”

Pursuant to each employment agreement, we have agreed to provide the executive officer with all standard benefits that we normally provide to other similarly situated executive officers. Pursuant to the employment agreements with Dr. Massingale and Mr. Roth, we have also agreed to cover the cost of standard medical and dental benefits for the executive officer and his eligible dependents, and pursuant to the employment agreement with Mr. Jones, we have agreed to cover the cost of standard medical and dental benefits for his eligible dependents. The employment agreement also requires us to maintain a life insurance policy in a face amount that is equivalent to two times the executive officer’s base salary (or three times in the case of Dr. Massingale and Mr. Roth), as adjusted from time to time. Dr. Massingale is also entitled to other benefits and perquisites under his employment agreement, including, but not limited to, paid vacation, the right to a three week sabbatical after each consecutive five years of service, disability benefits, a monthly automobile allowance (of $1,000 per month) and reasonable use of the Company’s aircraft for up to twenty hours per year. The other named executive officers are also entitled to other benefits and perquisites under their respective employment agreements, including but not limited to, paid vacation, certain disability benefits and a monthly automobile allowance.

In connection with the commencement of Ms. Allen’s employment, we agreed to grant her 8,333 Class B Common Units and 11, 667 Class C Common Units, and we also provided her with certain relocation benefits, including, but not limited to, a signing bonus to cover miscellaneous relocation costs of $20,000, as well as reimbursement for certain losses she incurs resulting from the sale of her residence in New Jersey, up to a maximum reimbursement of $200,000.

Each employment agreement also provides for certain payments and benefits in the event the executive officer’s employment is terminated under specified circumstances or in the event of a change of control. See “Potential Payments Upon Termination or Change in Control—Summary of Severance Arrangements” for a summary description of these provisions.

Retirement Agreement with Mr. Joyner

On March 12, 2008, we entered into a retirement agreement with Robert Joyner, pursuant to which he retired from his position as our Executive Vice President, General Counsel, effective as of July 31, 2008. According to the terms of the retirement agreement, we agreed to pay him a pro-rated annual bonus for 2008 and to subsidize his and his spouse’s premiums for health and dental continuation coverage under COBRA for six months following the date of his termination. We also agreed to repurchase the Class A Common Units that he owns, as well as his Class B Common Units and Class C Common Units that become vested through June 30, 2008. The retirement agreement also provides that the restrictive activities that were previously set forth in Mr. Joyner’s employment agreement will remain in full force and effect for a period of two years from the date of his termination and that the confidentiality of information provisions set forth in his employment agreement will remain in full force and effect for their applicable periods. Pursuant to the terms of the retirement agreement, Mr. Joyner also agreed to be available to provide us with consulting services for up to 5 days per month during the one-year period following his date of his termination, at a rate of $1,366 per day. We did not use his consulting services during 2008.

Terms of Restricted Equity Awards

Under the 2005 Unit Plan, Holdings can issue Class A, Class B and Class C units to members of management. To date, no Class A units had been issued to management under the 2005 Unit Plan, but an aggregate of 73,275 Class B units and 102,585 Class C units were granted to our named executive officers in 2006, and an additional 20,833 Class B units and 29,167 Class C units were granted to our named executive officers during 2008.

Vesting Schedule.

There is no vesting associated with Class A units. Class B and Class C units vest daily on a pro rata basis over a five-year period from the date of issuance. The five-year vesting period for the Class B and Class C units that were granted on January 23, 2006 is deemed to commence on November 23, 2005.

Forfeiture and Post-Employment Treatment

Any unvested Class B and Class C units are generally forfeited upon any termination of employment. In addition, the Company may, at its discretion, repurchase any vested Class B and Class C units at the fair market value of the unit at the time of repurchase upon any termination of employment.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table provides information with respect to holdings of equity-based awards held by the named executive officers at 2008 fiscal-year end:

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lynn Massingale, M.D.,
Class B units	—	—	—	—	—	10,439	$203,045	—	—
Class C units	—	—	—	—	—	14,615	135,190	—	—

Greg Roth,
Class B units	—	—	—	—	—	15,915	309,554	—	—
Class C units	—	—	—	—	—	22,282	206,104	—	—

David P. Jones,
Class B units	—	—	—	—	—	8,553	166,358	—	—
Class C units	—	—	—	—	—	11,974	110,763	—	—

Stephen Sherlin,
Class B units	—	—	—	—	—	775	15,070	—	—
Class C units	—	—	—	—	—	1,085	10,034	—	—

Heidi S. Allen
Class B units	—	—	—	—	—	7,301	142,006	—	—
Class C units	—	—	—	—	—	10,222	94,555	—	—

Robert C. Joyner(3)	—	—	—	—	—	—	—	—	—

(1)	The Class B and Class C units vest daily on a pro rata basis over a five-year period.
(2)	The Board of Representatives has determined a fair market value of $19.45 and $9.25 per unit for Class B and Class C equity units, respectively, as of December 31, 2008 considering, among other factors, the results of an independent valuation study.
(3)	The Company repurchased all of Mr. Joyner’s vested Class B units and Class C units in 2008, and he forfeited all of his unvested units, in conjunction with his retirement. Therefore, he did not have any outstanding equity awards at December 31, 2008.

OPTION EXERCISES AND STOCK VESTED

The following restricted equity units in Holdings were vested for the named executive officers during fiscal year 2008.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Lynn Massingale, M.D.
Class B units	—	—	5,502	$107,007
Class C units	—	—	7,702	71,247

Greg Roth
Class B units	—	—	6,276	122,061
Class C units	—	—	8,786	81,270

David P. Jones
Class B units	—	—	2,396	46,595
Class C units	—	—	3,354	31,024

Stephen Sherlin
Class B units	—	—	408	7,942
Class C units	—	—	572	5,288

Heidi S. Allen
Class B units	—	—	1,032	20,071
Class C units	—	—	1,445	13,364

Robert C. Joyner
Class B units	—	—	809	15,733
Class C units	—	—	1,132	10,475

(1)	The Board of Representatives has determined a fair market value of $19.45 and $9.25 per unit for Class B and Class C units, respectively, as of December 31, 2008 considering, among other factors, the results of an independent valuation study.

NONQUALIFIED DEFERRED COMPENSATION

The following table reflects activity in the SERP plan for the named executive officers during fiscal year 2008.

Name	Executive Contributions in Last FY(2) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE(3) ($)
Lynn Massingale, M.D. ,	—	—	—	—	—
Greg Roth,	—	—	—	—	—
David P. Jones(1)	$14,423	—	$(28,611)	$47	$54,886
Stephen Sherlin,	—	—	—	—	—
Heidi S. Allen,	—	—	—	—	—
Robert C. Joyner(1)	1,731	—	(1,669)	18,017	—

(1)	Mr. Jones and Mr. Joyner were the only named executive officers that elected to participate in the SERP plan in 2008. Mr. Joyner received the remaining balance of his SERP account upon his retirement in July, 2008.

(2)	The amount represents salary deferrals to the SERP Plan.
(3)	All of the amount shown under the Aggregate Balance at Last FYE column was previously reported in the Summary Compensation Table.

In addition to the amount a SERP participant elects to defer to his or her account, a participant’s SERP account is credited (or charged) with an amount equal to the performance of certain hypothetical investment vehicles. These hypothetical investment vehicles are generally available to Company employees participating in the 401(k) Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The following tables describe the potential payments and benefits under the Company’s compensation and benefit plans and contractual agreements to which the named executive officers would be entitled upon termination of employment on December 31, 2008.

Name	Involuntary Termination without Cause or Voluntary Termination for Good Reason	Voluntary Termination without Good Reason Following a Change of Control(2)	Change of Control	Death	Disability
Lynn Massingale, M.D.
Cash Severance Payment(1)	$3,342,588	$2,228,392	$—	$440,392	$1,321,432
Continuing Medical Benefits	34,041	22,694	—	22,694	22,694
Acceleration of Equity Awards	—	338,235	$338,235	—	—

Total Termination Benefits	$3,376,329	$2,589,321	$338,235	$463,086	$1,344,126

(1)	Represents (i) the sum of an amount equal to three times his base salary and an amount equal to three times his annual bonus in the event of involuntary termination without cause or voluntary termination for good reason, (ii) the sum of an amount equal to two times his base salary and an amount equal to two times his annual bonus in the event of voluntary termination without good reason within one year following a change of control and (iii) the sum of an amount equal to two times his base salary and an amount equal to two times his annual bonus less the amount of estimated life or disability insurance proceeds in the event of termination as a result of death or disability (in each case, as further described under the “Summary of Severance Arrangements” below.

(2)	Dr. Massingale’s employment agreement also provides that in the event his employment is terminated for any reason (other than by us for cause) during the one-year period following a change of control, we will indemnify him against any excise taxes that may be imposed under Section 4999 of the Code on any payments or benefits to be received by him from us so that he will be in the same position as if no such taxes had been imposed. See “Summary of Severance Arrangements – Dr. Massingale’s Employment Agreement.”

Name	Involuntary Termination without Cause or Voluntary Termination for Good Reason	Involuntary Termination for Any Reason Following a Change of Control	Change of Control
Greg Roth
Cash Severance Payment(1)	$2,032,562	$2,032,562	$—
Continuing Medical Benefits	7,880	7,880	—
Acceleration of Equity Awards	—	515,658	515,658

Total Termination Benefits	$2,040,442	$2,556,100	$515,658

David P. Jones
Cash Severance Payment(1)	$1,213,567	$1,213,567	$—
Continuing Medical Benefits	30,125	30,125	—
Acceleration of Equity Awards	—	277,121	277,121

Total Termination Benefits	$1,243,692	$1,520,813	$277,121

Stephen Sherlin
Cash Severance Payment(1)	$482,626	$482,626	$—
Continuing Medical Benefits	12,819	12,819	—
Acceleration of Equity Awards	—	25,104	25,104

Total Termination Benefits	$495,445	$520,549	$25,104

Heidi Allen
Cash Severance Payment(1)	$744,786	$744,786	$—
Continuing Medical Benefits	8,026	8,026	—
Acceleration of Equity Awards	—	236,561	236,561

Total Termination Benefits	$752,812	$989,373	$236,561

(1)	Represents the sum of an amount equal to two times the executive officer’s base salary and an amount equal to two times the executive officer’s annual bonus (as further described under the “Summary of Severance Arrangements” below).

Summary of Severance Arrangements

Dr. Massingale’s Employment Agreement

As discussed above, Dr. Massingale, our Executive Chairman and Representative, has an employment agreement. The following is a summary of certain payments and benefits that would be provided to Dr. Massingale upon certain terminations of employment or, as applicable, following a change of control of the Company.

Involuntary Termination without Cause or Voluntary Termination for Good Reason. In the event Dr. Massingale’s employment is terminated by us without “cause” or he resigns for “good reason” (as such terms are defined in his employment agreement), we will provide him with:

•	a pro-rata portion of his annual bonus for the current bonus period calculated through the date of termination;

•	an amount equal to three times his base salary plus an amount equal to three times his annual bonus (based on the average bonus that he received during the two most recently completed bonus periods,

provided that the pro-rata bonus payable upon his termination will be used to calculate the average bonus if it is greater than either of the bonuses he received during the two most recently completed bonus periods) paid in twelve equal monthly installments beginning on the date of termination; and

•

payment or reimbursement to cover the cost of all premiums for medical benefits elected by Dr. Massingale during the applicable continuation coverage period under COBRA and, upon the expiration of the COBRA continuation period, a lump sum cash payment in an amount equal to the premiums due for those medical benefits for a period of thirty-six months, less the period for which COBRA continuation coverage was actually in effect.

Termination as a result of Death or Disability or Voluntary Termination without Good Reason following a Change of Control. In the event Dr. Massingale’s employment is terminated due to his death or by the Company as a result of his “disability” (as such term is defined in his employment agreement), or if he resigns without good reason within one year following a change of control, we will provide him with:

•	a pro-rata portion of his annual bonus for the current bonus period calculated through the date of termination;

•

an amount equal to two times his base salary plus an amount equal to two times his annual bonus (based on the average bonus that he received during the two most recently completed bonus periods, provided that the pro-rata bonus payable upon his termination will be used to calculate the average bonus if it is greater than either of the bonuses he received during the two most recently completed bonus periods) paid in twenty-four equal monthly installments beginning on the date of termination; and

•

payment or reimbursement to cover the cost of all premiums for medical benefits elected by Dr. Massingale during the applicable continuation coverage period under COBRA and, upon the expiration of the COBRA continuation period, a lump sum cash payment in an amount equal to the premiums due for those medical benefits for a period of twenty-four months, less the period for which COBRA continuation coverage was actually in effect.

These payments, however, will be reduced by the amount of any life or disability proceeds that are paid to Dr. Massingale (or his estate) from any life insurance or disability insurance proceeds that we maintain for his benefit.

Termination for Any Reason following a Change of Control. In the event Dr. Massingale’s employment is terminated for any reason (other than by us for cause) during the one-year period following a change of control, we will indemnify him against any excise taxes that may be imposed under Section 4999 of the Code on any payments or benefits to be received by him from us so that he will be in the same position as if no such taxes had been imposed.

Accelerated Vesting upon a Change of Control. Upon the occurrence of a change of control, Dr. Massingale’s outstanding equity awards will become fully vested.

Restrictive Covenants. As a result of the restrictive covenants contained in his employment agreement, Dr. Massingale agreed not to disclose our confidential information at any time, and, for the period during which he provides services to us and for the two-year period thereafter (or, if he is terminated by us without cause or if he resigns for good reason, for the one-year period thereafter), he has also agreed not to solicit our employees or contractors, compete with us or interfere with our business.

Employment Agreements of Messrs. Roth, Jones, Sherlin and Ms. Allen

Involuntary Termination without Cause, Voluntary Termination for Good Reason or Involuntary Termination by the Company following a Change of Control. In the event one of the above-named named executive officer’s employment is terminated by us without “cause” or the executive resigns for “good reason” (as such terms are defined in the executive’s employment agreement), or employment is terminated by the Company for any reason (other than death or disability) during the one-year period following a change of control, we will provide the executive with:

•

an amount equal to two times the executive’s base salary plus an amount equal to two times the executive’s annual bonus (based on the average bonus that the executive received during the two most recently completed bonus periods) paid in twenty-four equal monthly installments beginning on the date of termination; and

•

payment or reimbursement to cover the cost of all premiums for medical benefits elected by the executive during the applicable continuation coverage period under COBRA and, upon the expiration of the COBRA continuation period, a lump sum cash payment in an amount equal to the premiums due for those medical benefits for a period of twenty-four months, less the period for which COBRA continuation coverage was actually in effect.

Accelerated Vesting upon a Change of Control. In addition, under the applicable award agreements, upon the occurrence of a change of control, each of the above-named executive officer’s outstanding equity awards will become fully vested.

Restrictive Covenants. As a result of the restrictive covenants contained in the employment agreements with the above-named executive officers, each such executive officer has also agreed not to disclose our confidential information at any time, and, for the period during which the executive officer provides services to us and for the two-year period thereafter, the executive officer has also agreed not to solicit our employees or contractors, compete with us or interfere with our business.

COMPENSATION OF DIRECTORS

The following table summarizes all compensation for our non-employee representatives (other than Blackstone-affiliated representatives) for fiscal year 2008.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Earl P. Holland	$40,000	$3,664	—	—	—	—	$43,664
Glenn A. Davenport	40,000	3,664	—	—	—	—	43,664

(1)	The director compensation in the above table reflects an annual retainer paid to each independent, non-employee representative of $40,000. The employee representatives and Blackstone-affiliated representatives receive no additional compensation for serving on the Board or its committees and, as a result, are not listed in the above table.
(2)	The amounts represent the compensation expense recognized by the Company for financial statement reporting purposes for fiscal year 2008 under FAS 123(R) associated with Class B and Class C units in Team Health Holdings LLC that were granted in 2006 under the Team Health Holdings 2005 Unit Plan. The compensation expense for the stock awards differs from the 2006 grant date fair values for these awards because the compensation expense for the stock awards is recognized over the requisite vesting period. See footnote 16 in the Team Finance financial statements to review assumptions made in the valuation of such grants under FAS 123(R).

(3)	2,042 Class B units and 2,858 Class C units were granted to each of Mr. Holland and Mr. Davenport in 2006 under the Team Health Holdings 2005 Unit Plan. Of those units, they each held 774 unvested Class B units and 1,084 unvested Class C units as of December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Team Health Holdings LLC, directly or indirectly, owns 100% of the equity securities of the Issuers. The following table sets forth information, as of March 10, 2009, with respect to the ownership of voting membership interests of Team Health Holdings LLC for (i) each member known by us to be the beneficial owners of more than 5% of Team Health Holdings LLC’s voting interests, (ii) each of the named executive officers, (iii) each of our representatives and (iv) all of our representatives and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A units. Unless otherwise noted, the address of each beneficial owner is 1900 Winston Road, Suite 300, Knoxville, Tennessee 37919.

Name of beneficial owner	Amount of Class A Common Units(1)		Percent of Class A Common Units
Ensemble Parent LLC	5,613,194	(2)(3)	91.6%
c/o The Blackstone Group L.P. 345 Park Avenue New York, New York 10154
Lynn Massingale, M.D.(4)	120,986	(5)	2.0%
Greg Roth(4)	23,739		0.4%
David P. Jones(4)	18,265		0.3%
Stephen Sherlin(4)	17,240		0.3%
Heidi S. Allen(4)	—		0.0%
Robert C. Joyner(4)	—		—
Earl P. Holland	2,500		0.1%
Glenn A. Davenport	5,000		0.1%
Neil P. Simpkins	—	(2)(6)	—
Michael A. Dal Bello	—	(2)(6)	—
Alan Muney, M.D.	—	(2)(6)	—
All representatives and executive officers as a group (10 persons)	187,730		3.1%

(1)	The Class A units are the only voting membership interests of Team Health Holdings LLC. Certain members of management own Class B units and Class C units, which are non-voting membership interests, issued by Team Health Holdings LLC. See Footnote (4) below. No other persons own Class B or Class C units.
(2)	Messrs. Simpkins and Dal Bello and Dr. Muney are employees of the Sponsor but do not have investment or voting control over the shares beneficially owned by the Sponsor.
(3)

Includes membership interests directly and indirectly owned by the Blackstone Funds for which Blackstone Management Associates IV L.L.C. (“BMA”) is the general partner with voting and investment power over the membership interests held or controlled by Blackstone Capital Partners IV L.P., Blackstone Capital Partners IV-A L.P., Blackstone Family Investment Partnership IV-A L.P., and Blackstone Participation Partnership IV, L.P. (the “Blackstone Funds”). Mr. Simpkins is a member of the Board of Representatives of Team Health Holdings and Team Finance LLC and a member of BMA and disclaims any beneficial ownership of membership interests beneficially owned by BMA.

(4)	Class B and Class C units held by Named Executive Officers as of March 26, 2009 are as follows:

Name	Amount of Class B Common Units	Percent of Class B Common Units	Amount of Class C Common Units	Percent of Class C Common Units
Lynn Massingale, M.D.	27,508	8.2%	38,512	8.2%
Greg Roth	33,758	10.1%	47,262	10.1%
David P. Jones	14,358	4.3%	20,102	4.3%
Stephen Sherlin	2,042	0.6%	2,858	0.6%
Heidi S. Allen	8,333	2.5%	11,667	2.5%
Robert C. Joyner	—	—	—	—

(5)	Includes 52,267 directly held Class A units. Also includes 52,267 Class A units held by a family member and 16,452 Class A units held in various trusts as to which Dr. Massingale disclaims beneficial ownership.
(6)	Ensemble Parent, a limited liability company, directly holds 5,613,194 Class A units. All of the membership units of Ensemble Parent are held by the Blackstone Funds. Mr. Simpkins is a member of BMA, and Mr. Dal Bello and Dr. Muney are employees of BMA. BMA is the general partner having voting and investment power over membership interests held or controlled by each of the Blackstone Funds. Each of the Blackstone Funds, BMA and Messrs. Simpkins and Dal Bello and Dr. Muney disclaim beneficial ownership of any Class A Common Units beneficially owned by Ensemble Parent.

Changes in control

To the Company’s knowledge, there are no arrangements which may at a subsequent date result in a change of control of the Company.

Equity compensation plan information

The Issuers are wholly-owned by Team Health Holdings LLC and do not have any securities authorized for issuance under equity compensation plans. The following table sets forth information; as of December 31, 2008; regarding the Team Health Holdings LLC’s 2005 Unit Plan, our only compensation plan under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	19,206	(2)	—	788,198	(3)
Equity compensation plan not approved by security holders	—		—	—

Total	19,206			788,198

(1)	The securities have no exercise price.
(2)	Comprised of the following units: Class A Units—0; Class B Units—8,000; and Class C Units—11,206.
(3)	Comprised of the following units: Class A Units—600,000; Class B Units—61,329; and Class C Units—126,869.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Amended and restated transaction and monitoring fee agreement

An affiliate of the Sponsor has entered into an amended and restated transaction and monitoring fee agreement with us relating to certain monitoring, advisory and consulting services that such entity will provide. We will pay to such entity an aggregate monitoring fee of $3.5 million per year and reimburse the Sponsor and its affiliates for their out-of-pocket expenses in connection with their ongoing services. We paid a monitoring fee of $3.5 million for 2008. In the event or in anticipation of a change of control or initial public offering, the Sponsor may elect to have Team Health Holdings pay to the Sponsor lump sum cash payments equal to the present value (using a discount rate equal to the yield to maturity on the date of notice of such event of the class of outstanding U.S. government bonds having a final maturity closest to the tenth anniversary of such written notice) of all then-current and future fees payable to the Sponsor under the agreement (assuming that the agreement terminates on the tenth anniversary of the Transaction). In the event such lump sum is payable, the members of management who hold Class A common units will be entitled to share in such payment, ratably, in an amount equal to the product of their ownership percentage multiplied by the amount of the lump sum payment. We will indemnify the Sponsor and its affiliates, directors, officers and representatives for any and all losses relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of the affiliate of the Sponsor pursuant to, and the performance by it of the services contemplated by, the transaction and monitoring fee agreement.

Continuing arrangements

We lease office space for our corporate headquarters from Winston Road Properties, an entity that is 50% owned by Park Med Properties. Dr. Lynn Massingale, our executive chairman and one of our representatives, has a 20% ownership stake in Park Med Properties. We paid $0.8 million in 2008 to Winston Road Properties in connection with the lease agreement. In addition, Park Med Properties owns a building which houses a medical clinic that is operated by a consolidated affiliate of ours. In 2008, the consolidated affiliate paid $0.1 million to Park Med Properties in connection with the lease agreement.

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

Director independence

As a privately held company, we are not currently subject to any requirements regarding the independence of our board of directors. We have chosen, for the purposes of disclosure, to apply the independence standards of the New York Stock Exchange. Under the New York Stock Exchange rules, we would be considered a “controlled company” because more than 50% of our voting power is held by a single person or group. Therefore, if we were a listed company on the New York Stock Exchange, we would not be required by New York Stock Exchange rules to maintain a majority of independent directors on our board of directors, nor would we be required to maintain a compensation committee or a nominating committee comprised entirely of independent directors. In reliance on the exemptions from the New York Stock Exchange corporate governance requirements described above, we have not made any determinations regarding the independence of the majority of directors on our board of directors.

Item 14.	Principal Accounting Fees and Services

Aggregate fees recognized by the Company during the fiscal years ending December 31, 2008 and 2007 by its principal accounting firm, Ernst & Young, LLP, are set forth below. As we do not have a separately-designated standing audit committee, our Board of Representatives has the authority to appoint and retain, replace or terminate the independent auditor. The Board is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work. The Board has established policies and procedures for the approval or pre-approval of all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for the Company by its independent auditor.

	2008	2007
Audit Fees(1)	$527,821	$493,563
Audit Related Fees(2)	18,000	—
Tax Fees(3)	23,250	58,035
All Other Fees(4)	1,995	1,500

Total aggregate fees billed	$571,066	$553,098

(1)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young, LLP for the audit of the Company’s annual financial statements and the review of financial statements included in Forms 10-Q and Forms 10-K. The fees are for services that are normally provided by Ernst & Young, LLP in connection with statutory or regulatory filings or engagements.
(2)	Includes fees billed for services performed by Ernst & Young, LLP that are related to the Company’s responses to SEC comment letters.
(3)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young, LLP for tax compliance, tax advice and tax planning.
(4)	Includes the aggregate fees recognized in each of the last two fiscal years for products and services provided by Ernst & Young, LLP, other than those services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Consolidated Financial Statements of Team Finance LLC

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Equity (Deficit) and Comprehensive Earnings

    Consolidated Statements of Cash Flows

    Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts of Team Finance LLC

The following schedules are omitted as not applicable or not required under the rules of Regulation S-X: I, III, IV and V.

(3) Exhibits

See Exhibit Index following this report, which is incorporated herein by reference.

TEAM FINANCE LLC

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Representatives and Members of

Team Finance LLC

We have audited the accompanying consolidated balance sheets of Team Finance LLC as of December 31, 2008 and 2007, and the related consolidated statements of operations, equity (deficit) and comprehensive earnings (loss) and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Finance LLC at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 23, 2009

Team Finance LLC

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$46,398	$30,290
Accounts receivable, less allowance for uncollectibles of $158,685 and $165,226 in 2008 and 2007, respectively	237,790	222,603
Prepaid expenses and other current assets	15,467	13,242
Receivables under insured programs	27,145	34,118
Income tax receivable	3,446	—

Total current assets	330,246	300,253
Investments of insurance subsidiary	87,413	76,057
Property and equipment, net	27,477	25,276
Other intangibles, net	32,438	27,247
Goodwill	149,763	158,898
Deferred income taxes	47,915	60,104
Receivables under insured programs	20,589	23,896
Other	30,940	27,442

	$726,781	$699,173

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$13,451	$12,177
Accrued compensation and physician payable	111,556	101,421
Other accrued liabilities	82,012	83,854
Income tax payable	—	985
Current maturities of long-term debt	4,250	4,250
Deferred income taxes	33,231	27,635

Total current liabilities	244,500	230,322
Long-term debt, less current maturities	611,025	627,250
Other non-current liabilities	154,930	166,136
Accumulated other comprehensive (loss) earnings	(2,154)	434
Members’ deficit	(281,520)	(324,969)

	$726,781	$699,173

See accompanying notes to the consolidated financial statements.

Team Finance LLC

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net revenues	$2,291,812	$2,106,152	$1,829,053
Provision for uncollectibles	960,495	874,087	733,666

Net revenues less provision for uncollectibles	1,331,317	1,232,065	1,095,387
Cost of services rendered
Professional service expenses	1,046,806	950,872	831,826
Professional liability costs	15,247	21,057	37,642

Gross profit	269,264	260,136	225,919
General and administrative expenses	116,942	114,476	103,744
Management fee and other expenses	3,602	4,054	3,748
Impairment of intangibles	9,134	—	—
Depreciation and amortization	17,281	14,823	23,308
Interest expense, net	45,849	55,234	57,813
Gain on extinguishment of debt	(1,640)	—	—
Transaction costs	2,386	—	—

Earnings from continuing operations before income taxes	75,710	71,549	37,306
Provision for income taxes	31,044	27,703	13,792

Earnings from continuing operations	44,666	43,846	23,514
Loss from discontinued operations, net of taxes	—	(576)	(7,049)

Net earnings	$44,666	$43,270	$16,465

See accompanying notes to the consolidated financial statements.

Team Finance LLC

Consolidated Statements of

Equity (Deficit) and Comprehensive Earnings (Loss)

	Accumulated Other Comprehensive Earnings (Loss)	Members’ Equity (Deficit)	Total
	(In thousands)
Balance at December 31, 2005	$(338)	$(383,183)	$(383,521)
Net earnings	—	16,465	16,465
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $33	62	—	62

Total comprehensive earnings	—	—	16,527

Equity based compensation	—	617	617
Redemption of equity units	—	(428)	(428)
Proceeds from sale of equity units	—	115	115

Balance at December 31, 2006	$(276)	$(366,414)	$(366,690)

Net earnings	—	43,270	43,270
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $382	710	—	710

Total comprehensive earnings	—	—	43,980

Adjustment to initially apply FIN No. 48	—	(1,428)	(1,428)
Equity based compensation	—	560	560
Redemption of equity units	—	(1,007)	(1,007)
Proceeds from sale of equity units	—	50	50

Balance at December 31, 2007	$434	$(324,969)	$(324,535)

Net earnings	—	44,666	44,666
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $429	795	—	795
Net change in fair value of swaps, net of tax of ($2,164)	(3,383)	—	(3,383)

Total comprehensive earnings	—	—	42,078

Equity based compensation	—	625	625
Redemption of equity units	—	(1,842)	(1,842)

Balance at December 31, 2008	$(2,154)	$(281,520)	$(283,674)

See accompanying notes to the consolidated financial statements.

Team Finance LLC

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities
Net earnings	$44,666	$43,270	$16,465
Adjustments to reconcile net earnings:
Depreciation and amortization	17,281	14,872	23,987
Amortization of deferred financing costs	2,082	2,138	2,426
Employee equity based compensation expense	625	560	617
Provision for uncollectibles	960,495	874,087	733,666
Impairment of intangibles	9,134	—	10,198
Deferred income taxes	19,519	22,788	4,518
Gain on extinguishment of debt	(1,640)	—	—
Loss on disposal of equipment	78	553	128
Equity in joint venture (income) loss	64	51	(274)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(975,682)	(889,659)	(760,290)
Prepaids and other assets	(8,250)	(7,761)	(8,530)
Income tax accounts	(4,709)	1,802	14,777
Accounts payable	1,254	(1,557)	(4,979)
Accrued compensation and physician payable	9,389	16,712	6,760
Other accrued liabilities	(2,999)	(194)	(1,743)
Professional liability reserves	(9,336)	(7,608)	11,827

Net cash provided by operating activities	61,971	70,054	49,553

Investing activities
Purchases of property and equipment	(12,141)	(12,680)	(11,271)
Cash paid for acquisitions, net	(7,513)	(3,545)	(20,898)
Net purchases of investments by insurance subsidiary	(10,131)	(15,156)	(18,262)
Other investing activities	13	125	322

Net cash used in investing activities	(29,772)	(31,256)	(50,109)

Financing activities
Payments on notes payable	(4,250)	(4,250)	(4,250)
Payments on 11.25% senior subordinated notes	(9,999)	—	—
Proceeds from revolving credit facility	—	83,000	265,400
Payments on revolving credit facility	—	(89,800)	(263,900)
Transaction payments in connection with recapitalization	—	—	(56)
Payments of deferred financing costs	—	(500)	(825)
Purchase of treasury shares	—	—	(2,570)
Proceeds from sale of common units	—	50	115
Redemptions of common units	(1,842)	(1,007)	(3)

Net cash used in financing activities	(16,091)	(12,507)	(6,089)

Increase (decrease) in cash and cash equivalents	16,108	26,291	(6,645)
Cash and cash equivalents, beginning of year	30,290	3,999	10,644

Cash and cash equivalents, end of year	$46,398	$30,290	$3,999

Supplemental cash flow information:
Interest paid	$48,550	$57,881	$57,997
Taxes paid	$16,392	$3,600	$5,766

See accompanying notes to the consolidated financial statements.

Team Health Finance LLC

Notes to the Consolidated Financial Statements

December 31, 2008

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

The Company is the largest provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 550 hospital clients and their affiliated clinics and surgical centers in 46 states with a team of approximately 6,200 healthcare professionals including physicians, mid-level practitioners and nurses. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 70% of our net revenues less provision for uncollectibles in 2008. We also provide comprehensive programs for inpatient care (hospitalist), radiology, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities.

2. Significant Accounting Policies

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

Marketable Securities

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2008 and 2007, the Company has classified all marketable debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are recognized in earnings.

Accounts Receivable

Accounts receivable are primarily due from hospitals and clinics, third-party payers, such as insurance companies, government-sponsored healthcare programs, including Medicare and Medicaid, and self-insured employers and patients. Accounts receivable are stated net of reserves for amounts estimated by management to not be collectible. Concentration of credit risk relating to accounts receivable is somewhat limited by the diversity and number of hospitals, patients, payers and by the geographic dispersion of the Company’s operations. In addition, a portion of the Company’s military staffing business is conducted on a sub-contract basis with a third-party direct contractor to the military. The amount owed by such direct contractor represents approximately 5.2% of the Company’s consolidated accounts receivable as of December 31, 2008.

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

Deferred Financing Costs

Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method, consisted of the following as of December 31 (in thousands):

	2008	2007
Deferred financing costs	$19,246	$19,696
Less accumulated amortization	(6,782)	(4,814)

	$12,464	$14,882

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

Professional liability insurance expense consists of premium costs, an accrual to establish reserves for future payments under the self-insured retention component, an accrual to establish a reserve for future claims incurred but not reported, and other administrative costs of operating the insurance program.

Derivatives

The Company at times may utilize derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of these instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. There were no outstanding agreements during 2007 or 2006. During 2008, the Company entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting.

Revenue Recognition

Net revenues consist of fee-for-service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered.

Net revenues are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenue is recognized for each. A significant portion (80% of the Company’s net revenue in 2008 and 2007) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore, reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Management in estimating the amounts to be collected resulting from its over seven million annual fee-for-service patient visits and procedures considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients and external credit agencies. The complexity of the estimation process associated with the Company’s fee-for-service volumes and diverse payer mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent material adjustments to previously reported revenues.

The Company derives a significant portion of its net revenues less provision for uncollectibles from government sponsored healthcare programs. Net revenue less provision for uncollectibles derived from the Medicare and Medicaid programs was approximately 24% of total net revenue less provision for uncollectibles in years 2008, 2007 and 2006. In addition, net revenues less provision for uncollectibles derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program, was approximately 12% in 2008 and 2007 and 14% in 2006.

Segment Reporting

The Company provides its services through four operating segments which are aggregated into two reportable segments, Healthcare Services and Billing Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics, and occupation health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee-for-service as well as a cost plus basis. The Billing Services segment provides a range of external billing, collection and consulting services on a fee basis to outside third-party customers.

Implementation of New Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (SFAS 142), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (Revised 2007) “Business Combinations” (SFAS 141R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for the Company beginning January 1, 2009. The Company does not expect the impact of the adoption of FSP 142-3 to be material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company begins with its 2009 fiscal year. The Company is currently evaluating the impact that SFAS 161 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) recognizing contingent consideration arrangements on the acquisition date at fair value. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As further discussed in Note 4, the Company recognized $0.6 million of direct transaction fees associated with ongoing discussions related to potential transactions that did not close before the effective date of SFAS 141R. The Company expects SFAS 141R will have an impact on its accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in such periods.

In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

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

3. Discontinued Operations

In January 2007, the Company completed a strategic review of Team Health Anesthesiology Management Services (“THAMS”), and based upon the review, concluded that the existing business model of providing management services to independent physician groups was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company elected to exit this non-core business line. The final phase of this business line disposal was substantially completed during the third quarter of 2007, therefore in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of THAMS are presented in the accompanying consolidated statements of operations as a discontinued operation for all periods presented.

The financial results of THAMS included in discontinued operations as of December 31, were as follows (in thousands):

	2008	2007	2006
Net revenue	$—	$2,368	$11,124
Total cost of services	—	399	2,687

Gross Profit	—	1,969	8,437
Loss before income taxes	—	(939)	(9,524)
Benefit from income taxes	—	(363)	(2,475)

Loss from discontinued operations	$—	$(576)	$(7,049)

The loss from discontinued operations in the year ended December 31, 2007 includes approximately $1.0 million of severance and other exit costs related to the disposal of this business unit.

The loss from discontinued operations in the year ended December 31, 2006 consists of an impairment loss of $10.2 million ($7.7 million, net of $2.5 million tax benefit). In April 2006, THAMS received notification from its largest anesthesia practice client of its intent to terminate its contract in accordance with the terms of the agreement. Management concluded that THAMS’ existing revenues and operating income would be materially adversely affected as a result of this contract termination. The above noted facts and circumstances were concluded by management to require a test for recoverability of the existing contract intangibles under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and a “triggering event” under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Consequently the Company recorded a charge of $2.0 million in the results of operations in the first quarter of 2006. The charge reduced the book value of the contract intangibles within the management services reporting segment to its fair value estimated to be $0.7 million, as determined by using a discounted cash flow model. In conjunction with management’s decision to exit this business line, the Company recorded an additional impairment loss of $0.7 million in the fourth quarter of 2006 in order to reduce the carrying value of the remaining intangible assets of THAMS.

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

For the year ended December 31, 2008, THAMS had no operating use of cash, and for the years ended December 31, 2007 and 2006, had uses of cash of $1.6 million and $0.9 million, respectively.

4. Acquisitions and Transaction Costs

Effective March 14, 2009, the Company acquired the operations of a physician staffing business that provides hospital emergency department services under three contracts for locations in Kentucky. The purchase price for the acquired company was $2.9 million which was paid in cash on the date of the closing. In addition, the Company may have to pay up to $1.3 million in future contingent payments based on the financial performance of the acquired company. The purchase agreement also provides for the payment of additional purchase price based on the twelve month results of operations of one of the contracts. The allocation of the purchase price to the acquired assets and liabilities is currently being completed.

Effective June 1, 2008, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in New Jersey. An officer of an affiliated corporation of the Company held an ownership interest in the selling party. The purchase price for the acquired business was $7.5 million which was paid in cash on the date of the closing. In addition, the Company may have to pay up to $6.7 million in deferred payments if future financial targets are achieved and certain contract terms are modified. In connection with the transaction the Company has recorded a $12.6 million contract intangible, which is the estimated fair value of the assets acquired at the date of the acquisition. The excess of fair value of the assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, “Business Combinations”. Any contingent consideration payable in the future will be first applied to reduce the amount recorded as “estimated amount due seller”, and thereafter recorded to goodwill.

Effective August 24, 2007, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in Florida. The purchase price for the acquired business was $2.4 million which was paid in cash on the date of the closing. In addition, the Company may have to pay up to $2.2 million in future contingent payments. In connection with the transaction the Company has recorded a $4.3 million contract intangible, which is the estimated fair value of the assets acquired at the date of the acquisition. The excess of fair value of the assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration payable in the future will be first applied to reduce the amount recorded as “estimated amount due seller,” and thereafter to goodwill.

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

During 2008 the Company made no payments related to previous acquisitions and in 2007 and 2006 the Company made payments of approximately $1.1 million and $0.1 million, respectfully, with respect to contingent payments established as a result of certain previous acquisitions. The $1.1 million payment made in 2007 had previously been recorded as a liability. The 2006 amount represents payments of additional purchase price for such acquisitions and have been recorded as goodwill.

Also, the Company recognized $2.4 million of transaction costs associated with terminated transactions in 2008 as well as costs associated with ongoing potential transactions. Costs associated with potential transactions are required to be expensed as incurred under the new accounting provisions of SFAS 141R which became effective for the Company January 1, 2009, and the Company elected to expense these costs during 2008 since the potential transactions did not close before the effective date for the new rules.

5. Impairment

The Company recorded an impairment loss of $9.1 million in 2008 related to $8.8 million of goodwill for its After Hours Pediatric and $0.3 million of goodwill for its Radiology business lines. The impairments were determined following the provisions of SFAS No. 142. Accordingly, the Company initially estimated the individual fair value of its After Hours Pediatric and Radiology reporting units. The fair value of the business lines was based upon a combination of current market valuations and the Company’s assessment of the projected operating performance and cash flows of these operations. The carrying value of these operations exceeded their estimated fair value. The estimated fair values were allocated to the underlying net assets of these operations following generally accepted accounting principles for allocation of purchase prices. This included an allocation of value to the components of working capital and fixed assets of these operations. After completion of the allocation of the estimated fair value to the existing assets and liabilities of these operations, there was no implied goodwill; therefore, the total recorded goodwill associated with these operations was considered impaired.

6. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active.

The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008. In accordance with FSP FAS 157-2, we are currently evaluating the potential impact of applying the provisions of SFAS 157 to our nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.

SFAS 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet December 31, 2008	Fair Value December 31, 2008	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary	$87,413	$87,413	$87,413	$—	$—
Interest rate swap liability	5,547	5,547	—	5,547	—

The fair value of the Company’s investments of insurance subsidiary are based on quoted prices. As of December 31, 2008, the fair value of these investments reflected net unrealized gains of $0.8 million. The fair value of the Company’s interest rate swaps were determined by the Company’s counterparty using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments. See Note 13 for more information regarding our interest rate swap agreements.

In addition to the preceding disclosures prescribed by the provisions of SFAS 157, SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s debt was $439.7 million and $621.5 million at December 31, 2008 and 2007, respectively. The financial statement carrying value was $615.3 million and $631.5 million at December 31, 2008 and 2007, respectively.

7. Other Intangible Assets

The following is a summary of other intangible assets and related amortization as of December 31, 2008 and 2007 for intangibles that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2008:
Contracts	$52,632	$20,241
Other	448	401

Total	$53,080	$20,642

As of December 31, 2007:
Contracts	$40,020	$12,864
Other	448	357

Total	$40,468	$13,221

Total amortization expense for other intangibles was $7.4 million, $6.1 million and $15.9 million for the years 2008, 2007 and 2006, respectively.

The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2009	$8,105
2010	7,674
2011	5,955
2012	5,523
2013	3,909

Contract intangibles are amortized over their estimated life which is approximately four to seven years.

8. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2008	2007
Land	$370	$370
Buildings and leasehold improvements	10,747	10,652
Furniture and equipment	25,230	29,427
Software	10,528	9,502

	46,875	49,951
Less accumulated depreciation	(19,398)	(24,675)

	$27,477	$25,276

Depreciation expense was $9.9 million in 2008, $8.8 million in 2007 and $7.4 million in 2006.

9. Receivables Under Insured Programs

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

10. Other Assets

Other assets consist of the following as of December 31 (in thousands):

	2008	2007
Deferred financing costs	$12,464	$14,882
Other	18,476	12,560

	$30,940	$27,442

11. Investments

Long term investments represent securities held by the captive insurance subsidiary. At December 31, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	2008		2007
	Cost Basis	Fair Value	Cost Basis	Fair Value
Money market funds	$17,780	$17,780	$34,184	$34,184
Treasury	1,977	2,024	5,957	5,995
Municipal bonds	32,893	33,382	—	—
Agency notes	23,909	25,263	23,553	24,179
Certificates of deposit	8,964	8,964	11,699	11,699

	$85,523	$87,413	$75,393	$76,057

At December 31, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	2008		2007
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in less than one year	$20,857	$20,896	$36,838	$36,838
Due after one year through five years	43,523	44,859	38,555	39,219
Due after five years through ten years	19,520	19,956	—	—
Due after ten years	1,623	1,702	—	—

	$85,523	$87,413	$75,393	$76,057

As of December 31, 2008, there were $2.2 million of unrealized gains and $0.3 million of unrealized losses on investments. There were $40,000 of realized gains and no realized losses on investments during 2008. As of December 31, 2007, there were $0.7 million of unrealized gains and no unrealized losses on investments. There were no realized gains or losses on investments during 2007.

12. Other Accrued Liabilities

The Company’s other accrued liabilities consist of the following as of December 31 (in thousands):

	2008	2007
Professional liability loss reserves	$67,874	$67,666
Other	14,138	16,188

	$82,012	$83,854

13. Long-Term Debt

Long-term debt consists of the following as of December 31 (in thousands):

	2008	2007
Term Loan Facilities	$412,250	$416,500
11.25% Senior Subordinated Notes	203,025	215,000
Revolving line of credit	—	—

	615,275	631,500
Less current portion	(4,250)	(4,250)

	$611,025	$627,250

The interest rate for any revolving credit facility borrowings is based on a grid that is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of December 31, 2008, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at December 31, 2008.

The interest rate at December 31, 2008 was 4.0% for amounts outstanding under the term loan facility. Effective April 5, 2007, the Company amended its senior credit agreement. The amendment reduced the interest rate on any term loans outstanding equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. Previously, the interest rate on term loan borrowings was equal to the euro dollar rate plus 2.50% or the agent bank’s base rate plus 1.50%. The Company is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies. Other significant terms and conditions of the credit agreement, including the maturity date of November 23, 2012, did not change under the amendment.

During 2008, the Company entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting, therefore in 2008, the Company has recorded the decrease in fair value of the interest rate swaps, net of tax, of approximately $3.4 million as a component of other comprehensive earnings. As of December 31, 2008 the Company had a $5.5 million liability recorded related to the swaps.

These agreements expose the Company to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

No borrowings under the $125.0 million revolving credit facility were outstanding as of December 31, 2008, and the Company had $8.7 million of standby letters of credit outstanding against the revolving credit facility commitment. Of the $125.0 million revolving credit facility, $15.0 million was held by Lehman Brothers Commercial Paper, Inc., a subsidiary of Lehman Brothers Holdings, Inc. which filed for bankruptcy on September 15, 2008. The Lehman Brothers Holdings, Inc. bankruptcy effectively reduced our borrowing capacity under the revolving credit facility by $15 million. The Company does not believe the potential reduction in available capacity under the revolving credit facility will have a material impact on its liquidity or the liquidity of its subsidiaries.

The Company issued on November 23, 2005, 11.25% Senior Subordinated Notes (“Notes”) in the amount of $215.0 million due December 1, 2013. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning on December 1, 2009, the Company may redeem some or all of the Notes at any time at various redemption prices. During 2008 the Company retired $12.0 million of the Notes in an open market purchase for $10.0 million plus accrued interest resulting in a net gain of $1.6 million. Included in the calculation of the gain on the extinguishment of debt was the write off of deferred financing costs of approximately $0.3 million.

The Notes are guaranteed jointly and severally on a full and unconditional basis by all of the Company’s domestic wholly-owned operating subsidiaries (“Subsidiary Guarantors”) as required by the Indenture Agreement.

Both the Notes and the current term loan facility contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios.

Aggregate annual maturities of long-term debt as of December 31, 2008 are as follows (in thousands):

2009	$4,250
2010	4,250
2011	4,250
2012	399,500
2013	203,025
Thereafter	—

14.	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following as of December 31 (in thousands):

	2008	2007
Professional liability loss reserves	$133,428	$153,252
Other	21,502	12,884

	$154,930	$166,136

The Company’s professional liability loss reserves consist of the following as of December 31 (in thousands):

	2008	2007
Estimated losses under self-insured programs	$153,567	$162,904
Estimated losses under commercial insurance programs	47,735	58,014

	201,302	220,918
Less—estimated amount payable within one year	67,874	67,666

	$133,428	$153,252

The changes to the Company’s estimated losses under self-insured programs for 2008 and 2007 are as follows (in thousands):

	2008	2007
Balance, December 31	$162,904	$170,512
Reserves related to current period	39,826	39,329
Changes related to prior period reserves	(34,927)	(32,089)
Payments for current period reserves	(43)	(16)
Payments for prior period reserves	(14,193)	(14,832)

Balance, December 31	$153,567	$162,904

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with the commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of December 31, 2008, the insured loss limit under the policy was $151.9 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

The self insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of December 31, 2008, of the $153.6 million of estimated losses under self-insured programs, approximately $85.6 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $68.0 million representing specific case reserves. Of the existing case reserves as of December 31, 2008, $0.9 million represent case reserves that have settled but not yet funded, and $67.1 million reflect unsettled case reserves.

At December 31, 2007, of the $162.9 million of estimated losses under self-insured programs, approximately $103.0 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $59.9 million representing specific case reserves. Of the existing case reserves as of December 31, 2007, $1.0 million represent case reserves that have been settled but not yet funded, and $58.9 million reflect unsettled case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at 2.2% and 4.0% at December 31, 2008 and 2007, respectively, which was the current ten year U.S. Treasury rate at those dates, which reflects the risk free interest rate over the expected period of claims payments.

The amounts at December 31, 2008 and 2007 reflected above as estimated losses under commercial insurance programs are expected to be paid by the underlying commercial insurance carriers to which applicable insurance premiums have previously been paid. Such amounts are, accordingly, offset by identical insurance receivable amounts in the accompanying balance sheets of the Company.

Included in the consolidated statements of operations for the year ended December 31, 2008 and 2007 are reductions of professional liability reserves related to prior years of $34.9 million and $32.1 million, respectively, resulting from the Company’s receipt of revised actuarial loss estimates for these periods during the first and third quarters of each year.

15. Members’ Equity

Holdings, the parent of the Company, has the authority to issue 10,000,000 Class A Common Units, 400,000 Class B Common Units and 600,000 Class C Common Units.

Class A membership units of Holdings

The Company purchased $1.5 million and $1.0 million of Class A Common Units from members of management in 2008 and 2007, respectively. Also, during 2007 the Company received proceeds of $0.1 million related to the issuance of Class A Common Units.

Equity incentive membership units of Holdings

Team Health Holdings adopted the 2005 unit plan on November 23, 2005 in connection with, and automatically upon the consummation of, the transactions contemplated by the Reorganization Merger. The plan provides for grants, sales or other issuances of Class A Common Units, Class B Common Units and Class C

Common Units. The Company and Holdings’ representatives, officers and other employees and persons who engage in services for the Company and its affiliates are eligible for awards under the plan. The purpose of the plan is to provide these individuals with incentives to maximize shareholder value and otherwise contribute to the Company’s success and to enable it to attract, retain and reward the best available persons for positions of responsibility.

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

Compensation of representatives

None of our officers or those of Holdings receive any compensation for serving as a representative or as a member or chair of a committee of the board of representatives.

16. Share-based Compensation

In January 2006, Holdings adopted the 2005 Unit Plan. A total of 600,000 Class A Common Units, 400,000 Class B Common Units, and 600,000 Class C Common Units are authorized for issuance to executives and other key employees under the 2005 Unit Plan. No Class A Common Units have been issued under the 2005 Unit Plan. Restricted Class B and Class C Common Unit activity under the 2005 Unit Plan during 2006, 2007 and 2008 was as follows (units in thousands):

	Class B Units	Class C Units
Outstanding at December 31, 2005	—	—
Granted	318	445
Cancelled	(5)	(8)

Outstanding at December 31, 2006	313	437
Granted	4	6
Cancelled	(11)	(15)

Outstanding at December 31, 2007	306	428
Granted	55	77
Cancelled	(31)	(43)

Outstanding at December 31, 2008	330	462

Vested units at December 31, 2008	193	270
Vested units at December 31, 2007	130	181
Vested units at December 31, 2006	68	95

The outstanding units vest ratably over five years from the date of grant and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted is based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 3.1%, 4.7% and 4.3% in 2008, 2007 and 2006, respectively; implied volatility of 40.0%, 45.0% and 41.2% in 2008, 2007 and 2006, respectively; and an expected life of the units of three years in 2008, three years in 2007 and four years in 2006. The average grant date fair value for Class B Units granted in 2008, 2007 and 2006 was $14.37, $12.27 and $5.60, respectively. The average grant date fair value for Class C Units granted in 2008, 2007 and 2006 was $5.46, $4.44 and $2.41, respectively. The Company recognized $0.6 million of employee equity based compensation expense in 2008, 2007 and 2006. As of December 31, 2008 and 2007, there was $2.0 million and $1.6 million, respectively of unrecognized compensation expense related to unvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of employee equity based awards have been historically immaterial to the Company.

Also, in connection with the issuance of the restricted units, the Company recognized a tax benefit of approximately $0.5 million in 2008, $30,000 in 2007 and $1.0 million in 2006.

17. Net Revenues

Net revenues in the following periods consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Fee for service revenue	$1,827,607	$1,679,104	$1,426,749
Contract revenue	441,050	403,086	378,658
Other revenue	23,155	23,962	23,646

	$2,291,812	$2,106,152	$1,829,053

18. Income Taxes

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$10,411	$4,630	$1,238
State	3,150	2,644	986

	13,561	7,274	2,224
Deferred:
Federal	16,514	20,205	10,966
State	969	224	602

	17,483	20,429	11,568

	$31,044	$27,703	$13,792

The reconciliation of the provision for income taxes computed at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax benefit)	4.1	2.7	4.2
Change in valuation allowance	0.7	2.4	—
Adjustments to state net operating losses	0.6	(1.1)	—
Resolution of tax issue	—	(0.5)	(2.8)
Permanent items and other	0.3	0.2	0.6
Nondeductible transaction related costs	0.3	—	—

	41.0%	38.7%	37.0%

The effective income tax rates for 2008, 2007 and 2006 vary from the federal statutory tax rate due to state income taxes and the changes to state net operating losses and valuation allowances, in addition to the non-deductibility for tax purposes of transaction related costs in 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2008	2007
Current deferred income tax assets:
Accounts receivable	$3,834	$14,376
Accrued compensation and other	3,034	3,186
Professional liability reserves	3,552	3,409

Total current deferred income tax assets	10,420	20,971

Current deferred income tax liabilities:
Affiliate deferred revenue	(43,651)	(48,606)

Total current deferred income tax liabilities	(43,651)	(48,606)

Net current deferred income tax liabilities	$(33,231)	$(27,635)

Long term deferred income tax assets:
Accrued compensation and other	$2,340	$282
Amortization and depreciation	10,502	13,634
Professional liability reserves	30,303	41,673
Net operating losses	9,414	8,627

Total long term deferred income tax assets	52,559	64,216

Valuation allowance	(4,644)	(4,112)

Net long-term deferred income tax assets	$47,915	$60,104

Total deferred income tax assets	$62,979	$85,187
Total deferred income tax liabilities	(43,651)	(48,606)
Valuation allowance	(4,644)	(4,112)

Net deferred income tax assets	$14,684	$32,469

The Company recognizes valuation allowances on deferred tax assets reported, if based on the weight of evidence, it believes that it is more likely than not that some or not all of the deferred tax assets will be realized.

As of December 31, 2008 and 2007, the Company had a valuation allowance of $4.6 million and $4.1 million, respectively. The net increase in the valuation allowance was due to an increase in state net operating losses incurred by subsidiaries that continue to report tax losses.

The Company, as of December 31, 2008, had net operating loss carryforwards in various states that expire at various times depending on the year generated and jurisdiction, the earliest expiration year being 2014.

The Company files income tax returns in the U.S. and in various states for its subsidiaries and remains subject to examination of its U.S. federal income tax returns for 2005 through 2007. In addition, the Company generally remains subject to examination of its various state returns for a period of three or four years from the date the returns were filed.

The Company adopted the provisions of FASB Interpretations (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective January 1, 2007. Because of the implementation of FIN 48, the Company recognized a $1.4 million charge to members’ equity and an increase in the liability for unrecognized tax benefits of approximately $0.4 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	2008	2007
Balance at January 1	$2,612	$1,631
Additions based on tax positions related to the current year	397	1,088
Reductions for tax positions of prior years	(630)	—
Lapse of statutes of limitations	(166)	(107)

Balance at December 31	$2,213	$2,612

The Company files tax returns in the U.S. and numerous state jurisdictions. A number of years may pass before an uncertain tax position, for which we have unrecognized benefits, is audited and resolved. It is difficult to predict the outcome for resolution; however, management believes that the unrecognized tax benefits recorded reflect the most likely outcome.

The total unrecognized tax benefits that, if recognized, would affect the effective rate is the entire balance of $2.2 million as it relates to uncertainties that are permanent deductions. It is reasonably possible that the amount of unrecognized tax benefits will decrease in 2009 as the result of a state audit, but the amount is not expected to be material.

The Company recognizes accrued interest and penalties, if applicable, associated with uncertain tax positions in the respective accounts in operating expenses. During the year ended December 31, 2008, the Company reported $0.1 million in interest expense related to the uncertain tax positions and no penalties.

19. Employee Savings Plans

The Company sponsors various employee savings plans that are primarily defined contribution plans. The Company recognized expense of approximately $3.3 million in 2008, $2.9 million in 2007 and $3.1 million in 2006 related to these plans.

The Company maintains a retirement savings plan for its employees. The plan is a defined benefit contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company’s provisions in the periods comprising 2008, 2007 and 2006 reflect the maximum discretionary provisions provided for under the plan.

The Company also maintains non-qualified deferred compensation plans for certain of its employees. Total deferred compensation payable as of December 31, 2008 and 2007 was approximately $10.8 million and $11.5 million, respectively.

20. Commitments and Contingencies

Leases

The Company leases office space for terms of primarily one to ten years with options to renew for additional periods. Future minimum payments due on these non cancellable operating leases at December 31, 2008 are as follows (in thousands):

2009	$8,288
2010	8,066
2011	6,202
2012	5,065
2013	3,623
Thereafter	9,690

Operating lease costs were approximately $10.2 million, $10.6 million and $8.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Contingent Acquisition Payments

As of December 31, 2008, the Company may have to pay up to $18.5 million in future contingent payments as additional consideration for acquisitions made prior to December 31, 2008. Should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition, any future payments made will first be applied to reduce the $5.8 million existing contingent payment liabilities recorded as “estimated amount due seller”, and the remaining $12.7 million will be recorded as goodwill.

21. Related Party Transactions

The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of the merger or purchase transactions. Total related party lease costs were approximately $1.2 million in 2008 and $1.0 million in 2007 and 2006.

Effective with the merger on November 23, 2005, the Company is obligated under the terms of a 10-year agreement with Blackstone to pay an annual monitoring fee in the amount of $3.5 million. Furthermore, in the event of a change of control of the Company, as defined in the agreement, the Company is obligated to pay Blackstone on a discounted basis any remaining portion of the monitoring fee under the 10-year commitment that has not previously been paid prior to the date of the change of control event. In such event, an additional payment to management equity holders is payable by the Company on a pro rata basis equal to the amount of such discounted payment to Blackstone. Management services paid under this arrangement were $3.5 million in 2008, 2007 and 2006.

22. Segment Reporting

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net revenue, where intercompany charges have been eliminated. Certain expenses are not allocated to the segments. These unallocated expenses are corporate expenses, net interest expense, depreciation and amortization, transaction costs and income taxes. The Company evaluates segment performance based on profit and loss before the aforementioned expenses.

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Year ended December 31,
	2008	2007	2006
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$1,319,025	$1,220,173	$1,083,904
Billing Services	12,292	11,892	11,483

	$1,331,317	$1,232,065	$1,095,387

Operating Earnings:
Healthcare Services	$169,155	$173,851	$135,976
Billing Services	2,415	1,916	3,182
General Corporate	(50,011)	(48,984)	(44,039)

	$121,559	$126,783	$95,119

Capital Expenditures:
Healthcare Services	$2,328	$3,798	$2,920
Billing Services	2,696	2,786	758
General Corporate	7,117	6,096	7,593

	$12,141	$12,680	$11,271

Total Assets:
Healthcare Services	$569,603	$526,075	$503,604
Billing Services	14,366	12,682	11,705
General Corporate	142,812	160,416	139,251

	$726,781	$699,173	$654,560

23. Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position, excluding its investments in its subsidiaries, is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the 11.25% Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the 11.25% Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006, follows:

Consolidated Balance Sheet

	As of December 31, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$46,398	$—	$—	$46,398
Accounts receivable, net	237,790	—	—	237,790
Prepaid expenses and other current assets	13,320	15,613	(13,466)	15,467
Income tax receivables	3,058	388		3,446
Receivables under insured programs	27,145	—	—	27,145

Total current assets	327,711	16,001	(13,466)	330,246
Investments of insurance subsidiary	—	87,413	—	87,413
Property and equipment, net	27,477	—	—	27,477
Other intangibles, net	32,438	—	—	32,438
Goodwill	149,763	—	—	149,763
Deferred income taxes	45,025	2,890	—	47,915
Receivables under insured programs	20,589	—	—	20,589
Investment in subsidiary	13,917	—	(13,917)	—
Other	30,623	317	—	30,940

	$647,543	$106,621	$(27,383)	$726,781

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$13,415	$36	$—	$13,451
Accrued compensation and physician payable	111,556	—	—	111,556
Other accrued liabilities	41,219	54,259	(13,466)	82,012
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	33,231	—	—	33,231

Total current liabilities	203,671	54,295	(13,466)	244,500
Long-term debt, less current maturities	611,025	—	—	611,025
Other non-current liabilities	116,521	38,409	—	154,930
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	9,187	(9,187)	—
Accumulated other comprehensive earnings	(2,154)	—	—	(2,154)
Members’ deficit	(281,520)	—	—	(281,520)

	$647,543	$106,621	$(27,383)	$726,781

Consolidated Statement of Operations

	Year ended December 31, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$2,291,812	$35,114	$(35,114)	$2,291,812
Provision for uncollectibles	960,495	—	—	960,495

Net revenue less provision for uncollectibles	1,331,317	35,114	(35,114)	1,331,317
Cost of services rendered
Professional expenses	1,072,977	24,190	(35,114)	1,062,053

Gross profit	258,340	10,924	—	269,264
General and administrative expenses	116,743	199	—	116,942
Management fee and other expenses	3,642	(40)	—	3,602
Impairment of intangibles	9,134	—	—	9,134
Depreciation and amortization	17,281	—	—	17,281
Net interest expense (income)	49,190	(3,341)	—	45,849
Gain on extinguishment of debt	(1,640)	—	—	(1,640)
Transaction costs	2,386	—	—	2,386

Earnings before income taxes	61,604	14,106	—	75,710
Provision for income taxes	26,107	4,937	—	31,044

Net earnings	$35,497	$9,169	$—	44,666

Consolidated Statement of Cash Flows

	Year ended December 31, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$35,497	$9,169	$—	$44,666
Adjustments to reconcile net earnings:
Depreciation and amortization	17,281	—	—	17,281
Amortization of deferred financing costs	1,968	—	—	1,968
Employee equity based compensation expense	625	—	—	625
Provision for uncollectibles	960,495	—	—	960,495
Impairment of intangibles	9,134	—	—	9,134
Deferred income taxes	19,179	340	—	19,519
Gain on extinguishment of debt	(1,640)	—	—	(1,640)
Loss on disposal of equipment	78	—	—	78
Equity in joint venture loss	64	—	—	64
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(975,682)	—	—	(975,682)
Prepaids and other assets	(9,589)	1,453	—	(8,136)
Income tax receivables	(3,997)	(712)	—	(4,709)
Accounts payable	1,292	(38)	—	1,254
Accrued compensation and physician payable	9,389	—	—	9,389
Other accrued liabilities	(232)	(2,767)	—	(2,999)
Professional liability reserves	(22,022)	12,686	—	(9,336)

Net cash provided by operating activities	41,840	20,131	—	61,971

Investing activities
Purchases of property and equipment	(12,141)	—	—	(12,141)
Cash paid for acquisition, net	(7,513)	—	—	(7,513)
Net purchases of investments by insurance subsidiary	—	(10,131)	—	(10,131)
Other investing activities	13	—	—	13

Net cash used in investing activities	(19,641)	(10,131)	—	(29,772)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Payments on 11.25% senior subordinated notes	(9,999)	—	—	(9,999)
Redemption of common units	(1,842)	—	—	(1,842)
Proceeds from sale of common units	—	—	—
Net transfers from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash used in financing activities	(6,091)	(10,000)	—	(16,091)

Net increase in cash and cash equivalents	16,108	—	—	16,108
Cash and cash equivalents, beginning of year	30,290	—	—	30,290

Cash and cash equivalents, end of year	$46,398	$—	$—	$46,398

Consolidated Balance Sheet

	As of December 31, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$30,290	$—	$—	$30,290
Accounts receivable, net	222,603	—	—	222,603
Prepaid expenses and other current assets	12,248	21,148	(20,154)	13,242
Receivables under insured programs	34,118	—	—	34,118

Total current assets	299,259	21,148	(20,154)	300,253
Investments of insurance subsidiary	—	76,057	—	76,057
Property and equipment, net	25,276	—	—	25,276
Other intangibles, net	27,247	—	—	27,247
Goodwill	158,898	—	—	158,898
Deferred income taxes	56,212	—	3,892	60,104
Receivables under insured programs	23,896	—	—	23,896
Investment in subsidiary	13,952	—	(13,952)	—
Other	27,316	126	—	27,442

	$632,056	$97,331	$(30,214)	$699,173

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$12,103	$74	$—	$12,177
Accrued compensation and physician payable	101,421	—	—	101,421
Other accrued liabilities	50,272	49,844	(16,262)	83,854
Income taxes payable	661	324	—	985
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	27,402	233	—	27,635

Total current liabilities	196,109	50,475	(16,262)	230,322
Long-term debt, less current maturities	627,250	—	—	627,250
Other non-current liabilities	133,232	32,904	—	166,136
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,788	(8,788)	—
Accumulated other comprehensive earnings	—	434	—	434
Members’ deficit	(324,535)	—	(434)	(324,969)

	$632,056	$97,331	$(30,214)	$699,173

Consolidated Statement of Operations

	Year ended December 31, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$2,106,152	$39,559	$(39,559)	$2,106,152
Provision for uncollectibles	874,087	—	—	874,087

Net revenue less provision for uncollectibles	1,232,065	39,559	(39,559)	1,232,065
Cost of services rendered
Professional expenses	993,110	18,378	(39,559)	971,929

Gross profit	238,955	21,181	—	260,136
General and administrative expenses	114,230	246	—	114,476
Management fee and other expenses	4,054	—	—	4,054
Depreciation and amortization	14,823	—	—	14,823
Net interest expense (income)	58,101	(2,867)	—	55,234

Earnings from continuing operations before income taxes	47,747	23,802	—	71,549
Provision for income taxes	19,372	8,331	—	27,703

Earnings from continuing operations	28,375	15,471	—	43,846

Loss from discontinued operations, net of taxes	(576)	—	—	(576)

Net earnings	$27,799	$15,471	$—	43,270

Consolidated Statement of Cash Flows

	Year ended December 31, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$27,799	$15,471	$—	$43,270
Adjustments to reconcile net earnings:
Depreciation and amortization	14,872	—	—	14,872
Amortization of deferred financing costs	2,138	—	—	2,138
Employee equity based compensation expense	560	—	—	560
Impairment of intangibles	—	—	—	—
Provision for uncollectibles	874,087	—	—	874,087
Deferred income taxes	21,439	1,349	—	22,788
Loss on disposal of equipment	553	—	—	553
Equity in joint venture loss	51	—	—	51
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(889,659)	—	—	(889,659)
Prepaids and other assets	(8,146)	385	—	(7,761)
Income tax receivables	1,528	274	—	1,802
Accounts payable	(1,597)	40	—	(1,557)
Accrued compensation and physician payable	16,712	—	—	16,712
Other accrued liabilities	299	(493)	—	(194)
Professional liability reserves	(20,738)	13,130	—	(7,608)

Net cash provided by operating activities	39,898	30,156	—	70,054

Investing activities
Purchases of property and equipment	(12,680)	—	—	(12,680)
Cash paid for acquisition, net	(3,545)	—	—	(3,545)
Net purchases of investments by insurance subsidiary	—	(15,156)	—	(15,156)
Other investing activities	125	—	—	125

Net cash used in investing activities	(16,100)	(15,156)	—	(31,256)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Proceeds from revolving credit facility	83,000	—	—	83,000
Payment on revolving credit facility	(89,800)	—	—	(89,800)
Payment of deferred financing costs	(500)	—	—	(500)
Redemption of common units	(1,007)	—	—	(1,007)
Proceeds from sale of common units	50	—	—	50
Net transfers from parent and parent’s subsidiaries	15,000	(15,000)	—	—

Net cash provided by (used in) financing activities	2,493	(15,000)	—	(12,507)

Net increase in cash and cash equivalents	26,291	—	—	26,291
Cash and cash equivalents, beginning of year	3,999	—	—	3,999

Cash and cash equivalents, end of year	$30,290	$—	$—	$30,290

Consolidated Statement of Operations

	Year ended December 31, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$1,829,053	$37,350	$(37,350)	$1,829,053
Provision for uncollectibles	733,666	—	—	733,666

Net revenue less provision for uncollectibles	1,095,387	37,350	(37,350)	1,095,387
Cost of services rendered
Professional expenses	892,474	14,344	(37,350)	869,468

Gross profit	202,913	23,006	—	225,919
General and administrative expenses	103,572	172	—	103,744
Management fee and other expenses	3,748	—	—	3,748
Depreciation and amortization	23,308	—	—	23,308
Net interest expense (income)	59,837	(2,024)	—	57,813

Earnings from continuing operations before income taxes	12,448	24,858	—	37,306
Provision for income taxes	6,567	7,225	—	13,792

Earnings from continuing operations	5,881	17,633	—	23,514

Loss from discontinued operations, net of taxes	(7,049)	—	—	(7,049)

Net earnings (loss)	$(1,168)	$17,633	$—	$16,465

Consolidated Statement of Cash Flows

	Year ended December 31, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings (loss)	$(1,168)	$17,633	$—	$16,465
Adjustments to reconcile net earnings (loss):
Depreciation and amortization	23,987	—	—	23,987
Amortization of deferred financing costs	2,426	—	—	2,426
Employee equity based compensation expense	617	—	—	617
Impairment of intangibles	10,198	—	—	10,198
Provision for uncollectibles	733,666	—	—	733,666
Deferred income taxes	5,682	(1,164)	—	4,518
Loss on disposal of equipment	128	—	—	128
Equity in joint venture income	(274)	—	—	(274)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(760,290)	—	—	(760,290)
Prepaids and other assets	(7,899)	(631)	—	(8,530)
Income tax receivables	17,050	(2,273)	—	14,777
Accounts payable	(4,979)	—	—	(4,979)
Accrued compensation and physician payable	6,760	—	—	6,760
Other accrued liabilities	(4,687)	2,944	—	(1,743)
Professional liability reserves	74	11,753	—	11,827

Net cash provided by operating activities	21,291	28,262	—	49,553

Investing activities
Purchases of property and equipment	(11,271)	—	—	(11,271)
Cash paid for acquisition, net	(20,898)	—	—	(20,898)
Net purchases of investments by insurance subsidiary	—	(18,262)	—	(18,262)
Other investing activities	322	—	—	322

Net cash used in investing activities	(31,847)	(18,262)	—	(50,109)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Proceeds from revolving credit facility	265,400	—	—	265,400
Payment on revolving credit facility	(263,900)	—	—	(263,900)
Payment of deferred financing costs	(825)	—	—	(825)
Purchase of treasury shares	(2,570)	—	—	(2,570)
Transaction payments in connection with recapitalization	(56)	—	—	(56)
Redemption of common units	(3)	—	—	(3)
Proceeds from sale of common units	115	—	—	115
Net transfers from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash provided by (used in) financing activities	3,911	(10,000)	—	(6,089)

Decrease in cash and cash equivalents	(6,645)	—	—	(6,645)
Cash and cash equivalents, beginning of year	10,644	—	—	10,644

Cash and cash equivalents, end of year	$3,999	$—	$—	$3,999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM FINANCE LLC

HEALTH FINANCE CORPORATION

By:	/s/ GREG ROTH
Greg Roth Chief Executive Officer (Principal Executive Officer)

By:	/s/ DAVID JONES
David Jones Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 26, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

TEAM FINANCE LLC

HEALTH FINANCE CORPORATION

By:	/s/ GREG ROTH
Greg Roth Chief Executive Officer, Representative and Director (Principal Executive Officer)

By:	/s/ DAVID JONES
David Jones Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ H. LYNN MASSINGALE, M. D.
H. Lynn Massingale, M.D. Executive Chairman, Representative and Director

By:	/s/ GLENN A. DAVENPORT
Glenn A. Davenport Representative and Director

By:	/s/ EARL P. HOLLAND
Earl P. Holland Representative and Director

By:	/s/ NEIL P. SIMPKINS
Neil P. Simpkins Representative and Director

By:	/s/ MICHAEL A. DAL BELLO
Michael A. Dal Bello Representative and Director

By:	/s/ ALAN MUNEY, M.D.
Alan Muney, M.D. Representative and Director

Item 15(a)

Team Finance LLC

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31,

(In thousands)

	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
2008	$165,226	$960,495	$—	$967,036	$158,685
2007	$168,416	$874,087	$—	$877,277	$165,226
2006	$127,740	$733,666	$—	$692,990	$168,416

EXHIBIT INDEX

2.1	Merger Agreement by and among Team Health Holdings, LLC, Team Health, Inc., Team Finance LLC, Team Health MergerSub, Inc., Ensemble Parent LLC, and Ensemble Acquisition LLC, dated as of October 11, 2005 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.1	Certificate of Formation of Team Health Holdings, LLC (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.2	Amended and Restated Limited Liability Agreement of Team Health Holdings, LLC, dated November 22, 2005 (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.3	Certificate of the Merger of Team Health Holdings, LLC and Ensemble Acquisition, LLC, dated November 17, 2005 (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.4	Certificate of Formation of Team Finance LLC (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.5	Limited Liability Company Agreement of Team Finance LLC (incorporated by reference Exhibit 3.5 of to the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.6	Certificate of Incorporation of Health Finance Corporation (incorporated by reference to Exhibit 3.6 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.7	By-laws of Health Finance Corporation (incorporated by reference to Exhibit 3.7 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

4.1	Indenture, dated as of November 23, 2005, among Team Finance LLC, Health Finance Corporation, the Guarantors named on the signature pages thereto and Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

4.2	Registration Rights Agreement, dated as of November 23, 2005, among Team Finance LLC, Health Finance Corporation, the Guarantors named on the signature pages thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

4.3	First Supplemental Indenture, dated June 30, 2006, among Florida Hospital Medicine Services, Inc., a subsidiary of Team Finance LLC, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q (File No. 333-132495) for the quarterly period ended June 30, 2006)

4.4	Second Supplemental Indenture dated June 30, 2007, by and among THW Emergency Management of Houston, Inc., a subsidiary of Team Finance LLC, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q (File No. 333-132495) for the quarterly period ended June 30, 2008)

4.5	Third Supplemental Indenture, dated April 30, 2008, among EPA of Woodbury, Inc., a subsidiary of Team Finance LLC, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q (File No. 333-132495) for the quarterly period ended June 30, 2008)

10.1	Credit Agreement, dated as of November 23, 2005, by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

10.2	Form of Equity Deferred Compensation Plan of Team Health, Inc., effective January 25, 1999 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006) *

10.3	Trust Agreement, dated as of December 3, 2004, by and among Team Health, Inc. and The Trust Company of Knoxville (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

10.4	Sheer Ahearn & Associates Plan Provision Nonqualified Excess Deferral Plan effective September 1, 1998 (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006) *
10.5	Amendment and Restatement of Emergency Professional Services, Inc. Deferred Compensation Plan effective January 31, 1996 (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006) *

10.6	Lease Agreement, dated August 27, 1992, between Med: Assure Systems and Winston Road Properties (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

10.7	Lease Agreement, dated August 27, 1999, between Americare Medical Services, Inc. and Winston Road Properties (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

10.8	Form of Employment Agreement for Messrs. Sherlin, Joyner and Jones (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006) *

10.9	Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006) *

10.10	Team Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006) *

10.11	Employment Agreement, dated October 4, 2004, between Team Health, Inc. and Gregory S. Roth, President and Chief Operating Officer (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006) *

10.12	Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated March 7, 2006 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

10.13	Employment Agreement, dated November 23, 2005, between Team Health, Inc. and Dr. Massingale (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006) *

10.14	Form of Employment Agreement of Team Health, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 333-132495) for the quarterly period ended June 30, 2006) *

10.15	Amendment No. 1, dated as of April 5, 2007, to the Credit Agreement, dated as of November 23, 2005, by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q (File No. 333-132495) for the quarterly period ended March 31, 2007)

14.1	Code of Ethics (filed herewith)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification by Greg Roth for Team Finance LLC dated March 26, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by David P. Jones for Team Finance LLC dated March 26, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification by Greg Roth for Health Finance Corporation dated March 26, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.4	Certification by David P. Jones for Health Finance Corporation dated March 26, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Greg Roth for Team Finance LLC dated March 26, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification by David P. Jones for Team Finance LLC dated March 26, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.3	Certification by Greg Roth for Health Finance Corporation dated March 26, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.4	Certification by David P. Jones for Health Finance Corporation dated March 26, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contracts or compensatory plans or arrangements