Form 10-Q
period 2009-03-31
Health Finance CORP; Team Finance LLC
filed 2009-05-06
CIK 1356200, 1356207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File Numbers	333-132495
333-132495-53

Team Finance LLC

(Exact name of registrant as specified in its charter)

Delaware	20-3818106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Health Finance Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-3818041
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Winston Road

Suite 300

Knoxville, Tennessee 37919

(865) 693-1000

(Address, zip code, and telephone number, including area code, of registrant’s principal executive office.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2009, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock, with a par value of $.01 of Health Finance Corporation.

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

TEAM FINANCE LLC

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED MARCH 31, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM FINANCE LLC

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,324	$46,398
Accounts receivable, less allowance for uncollectibles of $164,663 and $158,685 in 2009 and 2008, respectively	237,388	237,790
Prepaid expenses and other current assets	10,490	15,467
Income tax receivable	—	3,446
Receivables under insured programs	19,996	27,145

Total current assets	334,198	330,246
Investments of insurance subsidiary	94,362	87,413
Property and equipment, net	26,273	27,477
Other intangibles, net	32,193	32,438
Goodwill	152,726	149,763
Deferred income taxes	43,713	47,915
Receivables under insured programs	16,527	20,589
Other	37,200	30,940

	$737,192	$726,781

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,306	$13,451
Accrued compensation and physician payable	104,744	111,556
Other accrued liabilities	74,991	82,012
Income tax payable	7,673	—
Current maturities of long-term debt	4,250	4,250
Deferred income taxes	35,104	33,231

Total current liabilities	237,068	244,500
Long-term debt, less current maturities	609,963	611,025
Other non-current liabilities	147,181	154,930
Accumulated other comprehensive loss	(1,579)	(2,154)
Members’ deficit	(255,441)	(281,520)

	$737,192	$726,781

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Net revenue	$594,792	$559,021
Provision for uncollectibles	245,206	229,002

Net revenue less provision for uncollectibles	349,586	330,019
Cost of services rendered
Professional service expenses	268,932	255,236
Professional liability (benefit) costs	(6,733)	54

Gross profit	87,387	74,729
General and administrative expenses	29,220	28,129
Management fee and other expenses	939	886
Depreciation and amortization	4,625	3,882
Interest expense, net	10,096	12,642
Transaction costs	81	—

Earnings before income taxes	42,426	29,190
Provision for income taxes	16,529	11,702

Net earnings	$25,897	$17,488

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$25,897	$17,488
Adjustments to reconcile net earnings:
Depreciation and amortization	4,625	3,882
Amortization of deferred financing costs	517	520
Employee equity based compensation expense	186	140
Provision for uncollectibles	245,206	229,002
Deferred income taxes	4,717	4,921
Loss on disposal of equipment	30	11
Equity in joint venture income	(383)	(243)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(243,713)	(242,386)
Prepaids and other assets	(2,728)	(2,360)
Income tax accounts	11,445	6,556
Accounts payable	(3,174)	(898)
Accrued compensation and physician payable	(6,609)	(6,620)
Other accrued liabilities	5,476	4,851
Professional liability reserves	(11,225)	(2,822)

Net cash provided by operating activities	30,267	12,042
Investing Activities
Purchases of property and equipment	(1,476)	(2,319)
Cash paid for acquisitions, net	(2,699)	—
Net purchases of investments by insurance subsidiary	(5,098)	(9,221)

Net cash used in investing activities	(9,273)	(11,540)
Financing Activities
Payments on notes payable	(1,062)	(1,063)
Redemption of common units	(6)	(265)

Net cash used in financing activities	(1,068)	(1,328)

Net increase (decrease) in cash	19,926	(826)
Cash and cash equivalents, beginning of period	46,398	30,290

Cash and cash equivalents, end of period	$66,324	$29,464

Interest paid	$4,490	$8,459

Taxes paid	$332	$163

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2008 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2. New Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (Revised 2007) “Business Combinations” (“SFAS 141R”) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for the Company beginning January 1, 2009. The Company’s adoption of FSP FAS 142-3 did not have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of SFAS 162 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 1007-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

Note 3. Acquisitions

Effective March 14, 2009, the Company acquired the operations of a physician staffing business that provides hospital emergency department services under three contracts for locations in Kentucky for approximately $4.6 million, net of cash received. The purchase price included an initial cash payment of $2.7 million with the remaining $1.9 million to be paid based on the financial performance of the acquired company. The purchase price was allocated, in accordance with the provisions of SFAS 141R, to net assets acquired, including contract intangibles and accounts receivables, and goodwill based on management’s estimates. The total goodwill recognized was $3.0 million. The results of operations of the acquired business are included in the Company’s consolidated financial statements beginning on the acquisition date.

During the three months ended March 31, 2009 and 2008 the Company made no payments related to previous acquisitions.

Note 4. Fair Value Measurements

In the first quarter of 2008, the Company adopted SFAS No, 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

SFAS 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet March 31, 2009	Fair Value March 31, 2009	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary	$94,362	$94,362	$94,362	$—	$—
Interest rate swap liability	5,182	5,182	—	5,182	—

The fair value of the Company’s investments of insurance subsidiary are based on quoted prices. As of March 31, 2009, the fair value of these investments reflected unrealized gains of $2.6 million and $0.1 million of unrealized losses on investments. The fair value of the Company’s interest rate swaps were determined by the Company’s counterparty using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments and the Company’s and counterparty’s implied credit risk. See Note 5 for more information regarding our interest rate swap agreements.

Note 5. Financial Derivative Instruments

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of SFAS 161 effective January 1, 2009.

During the three months ended March 31, 2008, the Company entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting, therefore the changes in fair value of the interest rate swaps, net of tax, are recorded as a component of other comprehensive earnings. At March 31, 2009, the Company does not expect to reclassify any net gains or losses on its interest rate swap agreements from accumulated other comprehensive income to earnings during the next twelve months.

These agreements expose the Company to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2009	Fair Value at December 31, 2008	Fair Value at March 31, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging:
Interest rate swap contracts	Other non-current liabilities	$—	$—	$5,182	$5,547

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated Statements of Operations (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2009		2008		2009	2008	2009	2008
Interest rate swap contracts		$(222)(a)	$350	(a)	$—	$—	$—	$—

(a)	Net of tax

Note 6. Net Revenue

Net revenue for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Fee for service revenue	$475,551	$445,602
Contract revenue	113,007	107,716
Other revenue	6,234	5,703

	$594,792	$559,021

Note 7. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of March 31, 2009 and December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of March 31, 2009:
Contracts	$54,474	$22,315
Other	448	414

Total	$54,922	$22,729

As of December 31, 2008:
Contracts	$52,632	$20,241
Other	448	401

Total	$53,080	$20,642

Aggregate amortization expense:
For the three months ended March 31, 2009		$2,087

Estimated amortization expense:
For the remainder of the year ended December 31, 2009		$6,261
For the year ended December 31, 2010		7,981
For the year ended December 31, 2011		6,262
For the year ended December 31, 2012		5,830
For the year ended December 31, 2013		4,216

Note 8. Long-Term Debt

Long-term debt as of March 31, 2009 consisted of the following (in thousands):

Term Loan Facilities	$411,188
11.25% Senior Subordinated Notes	203,025
Revolving line of credit	—

614,213
Less current portion	(4,250)

$609,963

The interest rate for any revolving credit facility borrowings is based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of March 31, 2009, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.25% or the agent bank’s base rate plus 1.25%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at March 31, 2009. No borrowings under the $110.0 million revolving credit facility were outstanding as of March 31, 2009, and the Company had $8.4 million of standby letters of credit outstanding against the revolving credit facility commitment.

The interest rate at March 31, 2009 was 2.46% for amounts outstanding under the term loan facility. In accordance with the terms of the Company’s loan agreement, as amended, it is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies.

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

The Notes are guaranteed jointly and severally on a full and unconditional basis by all of the Company’s domestic wholly-owned operating subsidiaries (the “Subsidiary Guarantors”) as required by the indenture governing the Notes.

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

Aggregate annual maturities of long-term debt as of March 31, 2009 are as follows (in thousands):

2009	$4,250
2010	4,250
2011	4,250
2012	398,438
2013	203,025
Thereafter	—

Note 9. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Estimated losses under self-insured programs	$142,343	$153,567
Estimated losses under commercial insurance programs	36,523	47,735

	178,866	201,302
Less estimated payable within one year	55,084	67,874

	$123,782	$133,428

The changes to the Company’s estimated losses under self-insured programs as of March 31, 2009 were as follows (in thousands):

Balance, December 31, 2008	$153,567
Reserves related to current period	12,536
Changes related to prior period reserves	(18,824)
Payments for current period reserves	(2)
Payments for prior period reserves	(4,934)

Balance, March 31, 2009	$142,343

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with its commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of March 31, 2009, the insured loss limit under the policy was $153.1 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of March 31, 2009, of the $142.3 million of estimated losses under self insurance programs, approximately $70.3 million represent an estimate of IBNR claims and expenses with the remaining $72.0 million representing case reserves. Of the existing case reserves as of March 31, 2009, $1.0 million represent case reserves that have been settled but not yet funded, and $71.0 million reflect unsettled case reserves.

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

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at 2.7% and 2.2% at March 31, 2009 and December 31, 2008, respectively, which was the current ten year U. S. Treasury rate at that date, which reflects the risk free interest rate over the expected period of claims payments.

The Company’s most recent actuarial valuation was completed in April 2009. As a result of such actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $18.8 million in the three months ended March 31, 2009, related to its reserves for losses in prior years. The Company had previously realized a $13.8 million reduction in its professional liability loss liability in the three months ended March 31, 2008, resulting from an actuarial study completed in April, 2008. The most recent actuarial loss estimates reflect continued favorable trends in the development of previous loss estimates necessitating the revaluation of prior year loss reserves during the quarter. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as continued favorable trends in the frequency and severity of claims reported compared to historical trends.

Note 10. Share-based Compensation

In November 2005, the Company adopted the 2005 Unit Plan. A total of 400,000 Class B Common Units of Holdings and 600,000 Class C Common Units of Holdings are authorized for issuance to executives and other key employees under the 2005 Unit Plan. As of March 31, 2009, there were 333,248 restricted Class B Common Units and 466,544 Class C Common Units outstanding. The outstanding units vest ratably over five years and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted is based on the grant date fair value in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment”. For the three months ended March 31, 2009 and 2008, the Company recognized $0.2 million of employee equity based compensation expense. As of March 31, 2009, there was approximately $2.0 million of unrecognized compensation expense related to nonvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of employee equity based awards have been historically immaterial to the Company.

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

Acquisition Payments

As of March 31, 2009, the Company may have to pay up to $20.4 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2009. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets or certain contract terms are modified as agreed to in the respective acquisition agreements. No payments were made related to previous acquisitions in the three months ended March 31, 2009 or 2008.

Note 12. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net earnings	$25,897	$17,488
Net change in fair market value of investments	353	313
Net change in fair value of interest rate swap	222	(350)

Comprehensive earnings	$26,472	$17,451

Note 13. Segment Reporting

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended March 31,
	2009	2008
Net Revenue less provision for uncollectibles:
Healthcare Services	$346,125	$327,024
Billing Services	3,461	2,995

	$349,586	$330,019

Operating earnings:
Healthcare Services	$64,315	$53,345
Billing Services	714	545
General Corporate	(12,426)	(12,058)

	$52,603	$41,832

Note 14. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position, excluding its investments in its subsidiaries, is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008, are as follows:

Consolidated Balance Sheet

	As of March 31, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$66,324	$—	$—	$66,324
Accounts receivable, net	237,388	—	—	237,388
Prepaid expenses and other current assets	9,477	6,399	(5,386)	10,490
Receivables under insurance programs	19,996	—	—	19,996

Total current assets	333,185	6,399	(5,386)	334,198
Investments of insurance subsidiary	—	94,362	—	94,362
Property and equipment, net	26,273	—	—	26,273
Other intangibles, net	32,193	—	—	32,193
Goodwill	152,726	—	—	152,726
Deferred income taxes	43,903	(190)	—	43,713
Receivables under insured programs	16,527	—	—	16,527
Investments in subsidiary	21,761	—	(21,761)	—
Other	36,950	250	—	37,200

	$663,518	$100,821	$(27,147)	$737,192

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$10,261	$45	$—	$10,306
Accrued compensation and physician payable	104,744	—	—	104,744
Other accrued liabilities	39,843	40,534	(5,386)	74,991
Income tax payable	5,138	2,535	—	7,673
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	37,108	(2,004)	—	35,104

Total current liabilities	201,344	41,110	(5,386)	237,068
Long-term debt, less current maturities	609,963	—	—	609,963
Other non-current liabilities	109,231	37,950	—	147,181
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	15,447	(15,447)	—
Accumulated other comprehensive loss	(3,163)	1,584	—	(1,579)
Members’ deficit	(253,857)	—	(1,584)	(255,441)

	$663,518	$100,821	$(27,147)	$737,192

Consolidated Balance Sheet

	As of December 31, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$46,398	$—	$—	$46,398
Accounts receivable, net	237,790	—	—	237,790
Prepaid expenses and other current assets	13,320	15,613	(13,466)	15,467
Income tax receivables	3,058	388		3,446
Receivables under insured programs	27,145	—	—	27,145

Total current assets	327,711	16,001	(13,466)	330,246
Investments of insurance subsidiary	—	87,413	—	87,413
Property and equipment, net	27,477	—	—	27,477
Other intangibles, net	32,438	—	—	32,438
Goodwill	149,763	—	—	149,763
Deferred income taxes	45,025	2,890	—	47,915
Receivables under insured programs	20,589	—	—	20,589
Investment in subsidiary	13,917	—	(13,917)	—
Other	30,623	317	—	30,940

	$647,543	$106,621	$(27,383)	$726,781

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$13,415	$36	$—	$13,451
Accrued compensation and physician payable	111,556	—	—	111,556
Other accrued liabilities	41,219	54,259	(13,466)	82,012
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	33,231	—	—	33,231

Total current liabilities	203,671	54,295	(13,466)	244,500
Long-term debt, less current maturities	611,025	—	—	611,025
Other non-current liabilities	116,521	38,409	—	154,930
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	9,187	(9,187)	—
Accumulated other comprehensive loss	(2,154)	—	—	(2,154)
Members’ deficit	(281,520)	—	—	(281,520)

	$647,543	$106,621	$(27,383)	$726,781

Consolidated Statement of Operations

	Three Months Ended March 31, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$594,792	$8,079	$(8,079)	$594,792
Provision for uncollectibles	245,206	—	—	245,206

Net revenue less provision for uncollectibles	349,586	8,079	(8,079)	349,586
Cost of services rendered
Professional expenses	272,685	(2,407)	(8,079)	262,199

Gross profit	76,901	10,486	—	87,387
General and administrative expenses	29,173	47	—	29,220
Management fee and other expenses	939	—	—	939
Depreciation and amortization	4,625	—	—	4,625
Interest expense (income), net	10,956	(860)	—	10,096
Transaction costs	81	—	—	81

Earnings before income taxes	31,127	11,299	—	42,426
Provision for income taxes	12,720	3,809	—	16,529

Net earnings	$18,407	$7,490	$—	$25,897

Consolidated Statement of Operations

	Three Months Ended March 31, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$559,021	$9,757	$(9,757)	$559,021
Provision for uncollectibles	229,002	—	—	229,002

Net revenues less provision for uncollectibles	330,019	9,757	(9,757)	330,019
Cost of services rendered
Professional expenses	261,828	3,219	(9,757)	255,290

Gross profit	68,191	6,538	—	74,729
General and administrative expenses	28,090	39	—	28,129
Management fee and other expenses	886	—	—	886
Depreciation and amortization	3,882	—	—	3,882
Interest expense (income), net	13,717	(1,075)	—	12,642

Earnings before income taxes	21,616	7,574	—	29,190
Provision for income taxes	9,051	2,651	—	11,702

Net earnings	$12,565	$4,923	$—	$17,488

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$18,407	$7,490	$—	$25,897
Adjustments to reconcile net earnings:
Depreciation and amortization	4,625	—	—	4,625
Amortization of deferred financing costs	517	—	—	517
Employee equity based compensation expense	186	—	—	186
Provision for uncollectibles	245,206	—	—	245,206
Deferred income taxes	3,830	887	—	4,717
Loss on disposal of equipment	30	—	—	30
Equity in joint venture income	(383)	—	—	(383)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(243,713)	—	—	(243,713)
Prepaids and other assets	(10,701)	7,973	—	(2,728)
Income tax accounts	8,522	2,923	—	11,445
Accounts payable	(3,183)	9	—	(3,174)
Accrued compensation and physician payable	(6,609)	—	—	(6,609)
Other accrued liabilities	13,560	(8,084)	—	5,476
Professional liability reserves	(5,125)	(6,100)	—	(11,225)

Net cash provided by operating activities	25,169	5,098	—	30,267
Investing activities
Purchases of property and equipment	(1,476)	—	—	(1,476)
Cash paid for acquisitions, net	(2,699)	—	—	(2,699)
Net purchases of investments by insurance subsidiary	—	(5,098)	—	(5,098)

Net cash used in investing activities	(4,175)	(5,098)	—	(9,273)
Financing activities
Payments on notes payable	(1,062)	—	—	(1,062)
Redemption of common units	(6)	—	—	(6)

Net cash used in financing activities	(1,068)	—	—	(1,068)

Net increase in cash	19,926	—	—	19,926
Cash and cash equivalents, beginning of period	46,398	—	—	46,398

Cash and cash equivalents, end of period	$66,324	$—	$—	$66,324

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$12,565	$4,923	$—	$17,488
Adjustments to reconcile net earnings:
Depreciation and amortization	3,882	—	—	3,882
Amortization of deferred financing costs	520	—	—	520
Employee equity based compensation expense	140	—	—	140
Provision for uncollectibles	229,002	—	—	229,002
Deferred income taxes	3,823	1,098	—	4,921
Loss on disposal of equipment	11	—	—	11
Equity in joint venture income	(243)	—	—	(243)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(242,386)	—	—	(242,386)
Prepaids and other assets	(11,643)	9,283	—	(2,360)
Income tax accounts	5,003	1,553	—	6,556
Accounts payable	(868)	(30)	—	(898)
Accrued compensation and physician payable	(6,620)	—	—	(6,620)
Other accrued liabilities	14,578	(9,727)	—	4,851
Professional liability reserves	(4,943)	2,121	—	(2,822)

Net cash provided by operating activities	2,821	9,221	—	12,042
Investing activities
Purchases of property and equipment	(2,319)	—	—	(2,319)
Net purchases of investments by insurance subsidiary	—	(9,221)	—	(9,221)

Net cash used in investing activities	(2,319)	(9,221)	—	(11,540)
Financing activities
Payments on notes payable	(1,063)	—	—	(1,063)
Redemption of common units	(265)	—	—	(265)

Net cash used in financing activities	(1,328)	—	—	(1,328)

Net decrease in cash and cash equivalents	(826)	—	—	(826)
Cash and cash equivalents, beginning of period	30,290	—	—	30,290

Cash and cash equivalents, end of period	$29,464	$—	$—	$29,464

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this document.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

There have been no changes to these critical accounting policies or their application during the three months ended March 31, 2009.

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

A significant portion (80% of our net revenue in the three months ended March 31, 2009 and the year ended December 31, 2008) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. Generally, such contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours are worked in accordance with such arrangements. Additionally, we derive a portion of our revenues from providing billing services that are contingent upon the collection of third-party physician billings by us on behalf of such customers. Revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

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

Net revenue less provision for uncollectibles for the three months ended March 31, 2009 and 2008, respectively, consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Gross fee for service charges	$1,047,531	$977,689
Unbilled revenue	3,918	1,303
Less: Contractual adjustments	(575,898)	(533,390)

Fee for service revenue	475,551	445,602
Contract revenue	113,007	107,716
Other revenue	6,234	5,703

Net revenue	594,792	559,021
Provision for uncollectibles	(245,206)	(229,002)

Net revenue less provision for uncollectibles	$349,586	$330,019

Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. The increase in contractual adjustments noted above is due to the overall increase in gross fee for service charges resulting from annual increases in the gross billing fee schedules between periods. Contractual adjustments increased at a faster pace than the increase in gross fee for service charges as the annual reimbursement increases under contracts with managed care plans and government payers that are subject to contractual adjustments tend to be less than the overall annual increase in the Company’s gross billing fee schedules.

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at March 31, 2009 could have an after tax effect of approximately $3.2 million on our financial position and results of operations. Our days revenue outstanding at March 31, 2009 and at December 31, 2008, were 61.9 days and 66.7 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days outstanding of approximately 4.8 days includes a decrease of 4.7 days resulting from an increase in average revenue per day and a decrease of 1.4 days associated with a decrease in the valuation of contract accounts receivable. These decreases were partially offset by an increase of 1.3 days related to the increase in estimated valuation of fee-for-service accounts receivable. The increase in average revenue per day is primarily attributable to an increase in gross charges, increased pricing with managed care plans and increases in Medicare reimbursements. The decrease of 1.4 days associated with the reduction of contract accounts receivable and the increase of 1.3 days related to fee-for-service accounts receivable are due primarily to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $164.7 million as of March 31, 2009.

Approximately 97% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of March 31, 2009, was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our collection cycle, we factor on a non-recourse basis selected patient accounts to external collection agencies while other selected accounts may be transferred to external collection agencies under a contingent collection basis. The projected value of future factoring and contingent collection proceeds are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from over seven million annual fee-for-service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2009 and 2008.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2008, we funded a total of $2.7 million under this agreement. For the three months ended March 31, 2009, we funded a total of $1.2 million and have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of March 31, 2009, the current aggregate limit of coverage under this policy is $153.1 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $10.1 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of March 31, 2009 and December 31, 2008, our estimated loss reserves were discounted at 2.7% and 2.2%, respectively, which was the current ten year U.S. Treasury rate at those dates, and which reflects the risk free interest rate over the expected period of claims payments.

In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well as assumptions regarding loss retention levels and other program costs to be incurred. On a semi-annual basis, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Actuarial loss estimates at various confidence levels capture the variability in the loss estimates for process risk but assume that the underlying model and assumptions are correct. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserve for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates based upon statistical confidence levels reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are generally recorded using the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of the expected loss estimates provided by the actuarial reports due to the relatively short time period in which the Company has provided for its losses on a self insured basis and the expectation that we believe additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures. In addition, the Company is subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As the Company’s self insurance program continues to mature and additional stability is noted in the loss development trends in the initial years of the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed. During the three months ended March 31, 2009, the Company recorded a reduction in professional liability reserves associated with prior year estimates in the amount of $18.8 million. Of the total reserve reduction, approximately $18.3 million was associated with loss estimates established in prior years for the self insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2008. The remaining reserve reduction of $0.5 million was associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003. It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, the Company evaluates the future expected cash flows for all historical loss periods in the aggregate and compares such estimates to the current carrying value of its professional liability reserves. This process provides the basis for the Company to conclude that its reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available. Contributing to the reduction in professional liability reserves associated with prior years as of March 31, 2009 were improvements in the estimate of ultimate losses by occurrence periods contained in the actuarial report received in April, 2009. The April 2009 actuarial report reflected a reduction in the estimated ultimate undiscounted losses by occurrence period of between 11.3% and 11.5% (at various confidence factors) for the self insured loss period from March 12, 2003 through December 31, 2008. The actuarial report also reflected a reduction in the estimated undiscounted losses of between 0.3% and 0.9% (at various confidence factors) for the Company’s exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003. Due to the complexity of the actuarial estimation process, there are many factors, trends, and assumptions that must be considered in the development of the actuarial loss estimates and the Company is not able to quantify and disclose which specific elements are primarily contributing to the favorable development in the revised loss estimates of historical occurrence periods. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and litigation management personnel and practices and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers, as well as the improved legal environment resulting from professional liability tort reform efforts in certain key jurisdictions such as Florida and Texas have contributed to the favorable trend in loss development estimates noted during the prior year occurrence periods.

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

General Economic Conditions

The continuation of the current economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care and governmental healthcare program enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed emergency departments. We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Also, patient volume trends in our hospital emergency departments could be adversely affected as individuals potentially defer or forego seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs.

Additionally, on September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Prior to the reported Lehman bankruptcy, we had an aggregate revolving credit facility commitment of $125.0 million with a large consortium of banks, including Lehman Commercial Paper Inc., a subsidiary of Lehman. Lehman Commercial Paper Inc.’s total commitment within this existing credit facility was $15.0 million. As of March 31, 2009, we had no outstanding borrowings under the revolving credit facility and $8.4 million of outstanding letters of credit. We do not believe the reduction in available capacity under this revolving credit facility will have a significant impact on the liquidity of our company. We believe our cash balances, operating cash flows, and funds available under our credit agreement provide adequate resources to fund ongoing operating requirements, future expansion opportunities, and capital expenditures in the foreseeable future. Neither Team Finance nor any of our subsidiaries is a counterparty with Lehman or any of its subsidiaries under our existing interest rate swap contracts.

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

	Three Months Ended March 31,
	2008	2008
Net revenue less provision for uncollectibles	100.0%	100.0%
Professional service expenses	76.9	77.3
Professional liability (benefit) costs	(1.9)	0.1

Gross profit	25.0	22.6
General and administrative expenses	8.4	8.5
Management fee and other expenses	0.3	0.3
Depreciation and amortization	1.3	1.2
Interest expense, net	2.9	3.8
Transaction costs	—	—

Earnings before income taxes	12.1	8.8
Provision for income taxes	4.7	3.5

Net earnings	7.4%	5.3%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Net Revenue. Net revenue in the three months ended March 31, 2009 increased $35.8 million or 6.4%, to $594.8 million from $559.0 million in the three months ended March 31, 2008. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $29.9 million, contract revenue of $5.3 million and other revenue of $0.5 million. In the three months ended March 31, 2009, fee-for-service revenue was 80.0% of net revenue compared to 79.7% in 2008, contract revenue was 19.0% of net revenue in 2009 compared to 19.3% in 2008 and other revenue was 1.0% in 2009 and 2008.

Provision for Uncollectibles. The provision for uncollectibles was $245.2 million in the three months ended March 31, 2009 compared to $229.0 million in the corresponding period in 2008, an increase of $16.2 million or 7.0%. The provision for uncollectibles as a percentage of net revenue was 41.2% in 2009 compared with 41.0% in 2008. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due to annual increases in gross fee schedules. For the three months ended March 31, 2009 self pay fee-for-service visits were approximately 21.3% of the total fee-for-service visits compared to approximately 21.9% in the same period of 2008.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended March 31, 2009 increased $19.6 million, or 5.9%, to $349.6 million from $330.0 million in the three months ended March 31, 2008. Same contract revenue, which consists of contracts under management in both periods, increased $13.5 million, or 4.4%, to $319.0 million in 2009 compared to $305.5 million in 2008. In the first quarter of 2009, same contract revenue less provision benefited 4.4% from increases in estimated collections per visit while contract and other revenue contributed 0.5% to the growth. The increase in the estimated collections per billing unit is attributable to annual increases in gross charges and managed care pricing improvements in addition to improved Medicare pricing between periods. These increases were partially offset by declines in billed patient volume, which resulted in a decrease in same contract growth of 0.5%. Contributing to the decline in volume is one less calendar day in the first quarter of 2009. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $23.0 million partially offset by $19.1 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $2.1 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $268.9 million in the three months ended March 31, 2009 compared to $255.2 million in the three months ended March 31, 2008, an increase of $13.7 million, or 5.4%. The increase included an increase of approximately $9.3 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $3.0 million related to new sales net of terminated contracts and $1.4 million related to our acquisitions. Professional service expenses as a percentage of net revenue less provision for uncollectibles declined to 76.9% in the three months ended March 31, 2009 compared to 77.3% in the three months ended March 31, 2008.

Professional Liability Costs. Professional liability costs provided a benefit of $6.7 million in the three months ended March 31, 2009 compared to an expense of $0.1 million in the three months ended March 31, 2008, a decrease of $6.8 million. Professional liability costs for the three months ended March 31, 2009 and 2008 include reductions in professional liability reserves related to prior years of $18.8 million in 2009 and $13.8 million in 2008 resulting from actuarial studies completed in April of each year. The most recent actuarial loss estimates reflect continued favorable trends in the development of previous loss estimates necessitating the revaluation of prior year loss reserves during the quarter. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as continued favorable trends in the frequency and severity of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management, and claims management as well as external factors such as tort reform in certain key states continue to contribute to these favorable trends in prior year loss estimates. Excluding the favorable actuarial adjustments in both quarters, professional liability costs decreased $1.8 million, or 12.9%, between periods. The decrease is primarily attributed to a decrease in the actuarial estimate of current period losses under our self insurance program offset by costs associated with an increase in provider hours due to growth and increased provider hours staffed on a same contract basis. Excluding the benefit of prior year reserve adjustments in each quarter, professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.5% in 2009 and 4.2% in 2008.

Gross Profit. Gross profit was $87.4 million in the three months ended March 31, 2009 compared to $74.7 million in the same period in 2008, an increase of $12.7 million between periods. Excluding the impact of the favorable professional liability adjustment in each period, gross profit increased $7.7 million. The increase in gross profit, excluding the impact of the professional liability adjustments in both periods, is predominately due to the growth in net revenue less provision for uncollectibles exceeding the increases in professional costs on a same contract basis.

Gross profit as a percentage of net revenue less provision for uncollectibles increased to 25.0% in 2009 compared with 22.6% in 2008. Excluding the impact of the favorable actuarial adjustments in both periods, gross profit as a percentage of revenue was 19.6% in 2009 and 18.5% in 2008.

General and Administrative Expenses. General and administrative expenses increased $1.1 million to $29.2 million for the three months ended March 31, 2009 from $28.1 million in the three months ended March 31, 2008. General and administrative expenses as a percentage of net revenue less provision for uncollectibles decreased to 8.4% in 2009 from 8.5% in 2008. The increase in general and administrative expenses is primarily due to inflationary growth in salaries and increased incentive plan costs offset by declines in travel costs and other non-salary costs between periods.

Management Fee and Other Expenses. Management fee and other expenses were $0.9 million in the three months ended March 31, 2009 and 2008.

Depreciation and Amortization. Depreciation and amortization expense was $4.6 million in the three months ended March 31, 2009 compared to $3.9 million for the three months ended March 31, 2008. The increase of $0.7 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2008 and 2009 and higher depreciation expense related to growth in capital expenditures.

Net Interest Expense. Net interest expense decreased $2.5 million to $10.1 million in the three months ended March 31, 2009, compared to $12.6 million in the corresponding period in 2008 primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facilities between periods.

Transaction Costs. Transaction costs were $0.1 for the three months ended March 31, 2009. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the period.

Earnings before Income Taxes. Earnings before income taxes in the three months ended March 31, 2009 were $42.4 million compared to $29.2 million in the corresponding period in 2008.

Provision for Income Taxes. The provision for income taxes was $16.5 million in the three months ended March 31, 2009 compared to $11.7 million in the corresponding period in 2008.

Net Earnings. Net earnings were $25.9 million in the three months ended March 31, 2009 compared to $17.5 million in the three months ended March 31, 2008.

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

Cash provided by operating activities in the three months ended March 31, 2009 was $30.3 million compared to $12.0 million in the corresponding period in 2008. The $18.3 million increase in cash provided by operating activities was principally due to an improvement in profitability, a lower level of accounts receivable funding and a reduction in interest payments during the first three months of 2009 compared to the same period in 2008. Cash used in investing activities in the three months ended March 31, 2009 was $9.3 million compared to $11.5 million in the same period of 2008. The $2.3 million decrease in cash used in investing activities was principally due to a decrease in capital expenditures and a decrease in net purchases of investments between periods at the captive insurance subsidiary, partially offset by an increase in cash payments made related to acquisitions. Cash used in financing activities in the three months ended March 31, 2009 was $1.1 million compared to $1.3 million in the three months ended March 31, 2008.

We spent $1.5 million in the first three months of 2009 and $2.3 million in the first three months of 2008 for capital expenditures. These expenditures were primarily for information technology investments and related development projects along with projects in support of operational initiatives. The $0.8 million decrease between periods is mainly attributable to higher expenditures in the prior period related to certain capital projects completed during 2008.

We are highly leveraged. As of March 31, 2009, we had $614.2 million in aggregate indebtedness consisting of $411.2 million of our term loan and $203.0 million of the Notes, with an additional $110.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $8.4 million of undrawn letters of credit).

On November 23, 2005, we issued 11.25% Senior Subordinated Notes (the “Notes”) in the amount of $215.0 million due December 1, 2013. The Notes are subordinated in right of payment to all of our senior debt and are senior in right of payment to all of our existing and future subordinated indebtedness. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning on December 1, 2009, we may redeem some or all of the Notes at any time at various redemption prices. The Notes are guaranteed jointly and severally by all of our domestic wholly-owned operating subsidiaries as required by the indenture governing the Notes.

Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of November 23, 2012. The senior credit facility agreement and the indenture governing the Notes contain both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow”, as defined in the agreement.

During the three months ended March 31, 2008, we entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore in the three months ended March 31, 2009, we have recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $0.2 million as a component of other comprehensive earnings.

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

As of March 31, 2009, we had total cash and cash equivalents of approximately $66.3 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of March 31, 2009. Our ongoing cash needs for the three months ended March 31, 2009 were substantially met from internally generated operating sources. As of March 31, 2009 there were no amounts outstanding under the revolving credit facility.

During the three months ended March 31, 2009, $2.7 million in payments were made related to our current year acquisition and no contingent consideration was paid on prior year acquisitions. For the same period in 2008, no cash payments were made related to acquisitions or contingent consideration paid on a prior year acquisition. Future contingent payment obligations are estimated to be approximately $20.4 million as of March 31, 2009.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of March 31, 2009, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $94.4 million. Investments of captive insurance are carried at fair market value and as of March 31, 2009 reflected $2.5 million of net unrealized gains. Effective June 1, 2008, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2009. In connection with this renewal, we have paid cash premiums of approximately $10.8 million to the commercial insurance carrier. We have also funded $17.7 million to the captive insurance subsidiary from June 2008 through March 31, 2009. We expect to pay additional cash premiums to the captive insurance subsidiary of $5.4 million through May 2009. Effective June 1, 2009, we anticipate renewing our fronting carrier program with a commercial insurance carrier through May 31, 2010. For the three months ended March 31, 2009, we also funded a total of $1.2 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

Under the indenture governing the Notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). Adjusted EBITDA under the indenture is defined as net earnings before interest expense, taxes, depreciation and amortization, as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our liquidity and financial flexibility. Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. Adjusted EBITDA as calculated under the indenture for the Notes is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net earnings	$25,897	$17,488
Interest expense, net	10,096	12,642
Provision for income taxes	16,529	11,702
Depreciation and amortization	4,625	3,882

EBITDA	57,147	45,714
Management fee and other expenses(a)	939	886
Restricted unit expense(b)	186	140
Insurance subsidiary interest income	860	1,075
Severance and other charges	312	383
Transaction costs	81	—

Adjusted EBITDA*	$59,525	$48,198

*	Adjusted EBITDA totals include the effects of professional liability loss reserve adjustments associated with prior years of $18,824 and $13,835 for the three months ended March 31, 2009 and 2008, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(a)	Reflects management sponsor fee and loss on disposal of assets.
(b)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 Unit Plan.

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

Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (Revised 2007) “Business Combinations” (“SFAS 141R”) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. Our adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities.

At March 31, 2009, the fair value of the Company’s total debt, which has a carrying value of $614.2 million, was approximately $478.9 million. The Company had $411.2 million of variable debt outstanding at March 31, 2009. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2008, the Company’s interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $1.0 million for the three months ended March 31, 2009. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2008.

Item 4T.	Controls and Procedures

As of March 31, 2009, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There are no material changes from the risk factors as previously disclosed in our Form 10-K, filed with the Securities and Exchange Commission on March 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Formation of Team Health Holdings, LLC*

3.2	Amended and Restated Limited Liability Agreement of Team Health Holdings, LLC, dated November 22, 2005*

3.3	Certificate of the Merger of Team Health Holdings LLC and Ensemble Acquisition, LLC, dated November 17, 2005*

3.4	Certificate of Formation of Team Finance LLC*

3.5	Limited Liability Company Agreement of Team Finance LLC*

3.6	Certificate of Incorporation of Health Finance Corporation*

3.7	By-laws of Health Finance Corporation*

31.1	Certification by Greg Roth for Team Finance LLC dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Greg Roth for Health Finance Corporation dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Greg Roth for Team Finance LLC dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Greg Roth for Health Finance Corporation dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated exhibits in the Company’s Registration Statement on Form S-4 dated March 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

TEAM FINANCE LLC HEALTH FINANCE CORPORATION

/S/ GREG ROTH
Greg Roth Chief Executive Officer

May 6, 2009

/S/ DAVID P. JONES
David P. Jones Chief Financial Officer

May 6, 2009

EXHIBIT INDEX

3.1	Certificate of Formation of Team Health Holdings, LLC*

3.2	Amended and Restated Limited Liability Agreement of Team Health Holdings, LLC, dated November 22, 2005*

3.3	Certificate of the Merger of Team Health Holdings LLC and Ensemble Acquisition, LLC, dated November 17, 2005*

3.4	Certificate of Formation of Team Finance LLC*

3.5	Limited Liability Company Agreement of Team Finance LLC*

3.6	Certificate of Incorporation of Health Finance Corporation*

3.7	By-laws of Health Finance Corporation*

31.1	Certification by Greg Roth for Team Finance LLC dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Greg Roth for Health Finance Corporation dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Greg Roth for Team Finance LLC dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Greg Roth for Health Finance Corporation dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated May 6, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated exhibits in the Company’s Registration Statement on Form S-4 dated March 16, 2006.