Form 10-Q
period 2009-06-30
Health Finance CORP; Team Finance LLC
filed 2009-08-10
CIK 1356200, 1356207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

Or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2009, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock, with a par value of $.01 of Health Finance Corporation.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Finance LLC and Team Health, Inc. (collectively, the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

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

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made. The Company disclaims any intent or obligation to update any “forward looking statement” made in this Form 10-Q.

TEAM FINANCE LLC

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED JUNE 30, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM FINANCE LLC

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,867	$46,398
Accounts receivable, less allowance for uncollectibles of $178,153 and $158,685 in 2009 and 2008, respectively	234,201	237,790
Prepaid expenses and other current assets	21,931	15,467
Income tax receivable	—	3,446
Receivables under insured programs	14,545	27,145

Total current assets	350,544	330,246
Investments of insurance subsidiary	94,031	87,413
Property and equipment, net	26,267	27,477
Other intangibles, net	30,041	32,438
Goodwill	152,756	149,763
Deferred income taxes	39,712	47,915
Receivables under insured programs	22,809	20,589
Other	40,019	30,940

	$756,179	$726,781

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,776	$13,451
Accrued compensation and physician payable	111,217	111,556
Other accrued liabilities	66,916	82,012
Income tax payable	8,703	—
Current maturities of long-term debt	4,250	4,250
Deferred income taxes	32,008	33,231

Total current liabilities	233,870	244,500
Long-term debt, less current maturities	608,900	611,025
Other non-current liabilities	156,016	154,930
Accumulated other comprehensive loss	(1,473)	(2,154)
Members’ deficit	(241,134)	(281,520)

	$756,179	$726,781

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Net revenue	$635,729	$579,005
Provision for uncollectibles	273,640	243,519

Net revenue less provision for uncollectibles	362,089	335,486
Cost of services rendered
Professional service expenses	278,151	258,555
Professional liability costs	12,399	12,496

Gross profit	71,539	64,435
General and administrative expenses	31,614	30,831
Management fee and other expenses	580	899
Depreciation and amortization	4,707	4,125
Interest expense, net	9,026	10,953
Transaction costs	79	1,785

Earnings before income taxes	25,533	15,842
Provision for income taxes	9,700	6,198

Net earnings	$15,833	$9,644

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Net revenue	$1,230,521	$1,138,026
Provision for uncollectibles	518,846	472,521

Net revenue less provision for uncollectibles	711,675	665,505
Cost of services rendered
Professional service expenses	547,083	513,792
Professional liability costs	5,666	12,550

Gross profit	158,926	139,163
General and administrative expenses	60,834	58,959
Management fee and other expenses	1,519	1,786
Depreciation and amortization	9,332	8,006
Interest expense, net	19,122	23,595
Transaction costs	159	1,785

Earnings before income taxes	67,960	45,032
Provision for income taxes	26,229	17,900

Net earnings	$41,731	$27,132

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$41,731	$27,132
Adjustments to reconcile net earnings:
Depreciation and amortization	9,332	8,006
Amortization of deferred financing costs	1,036	1,041
Employee equity based compensation expense	371	276
Provision for uncollectibles	518,846	472,521
Deferred income taxes	5,520	6,044
Loss on disposal of equipment	39	36
Equity in joint venture income	(993)	(580)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(514,190)	(474,819)
Prepaids and other assets	(16,898)	(11,966)
Income tax accounts	12,480	5,635
Accounts payable	(2,713)	(667)
Accrued compensation and physician payable	1,281	(1,405)
Other accrued liabilities	198	(1,800)
Professional liability reserves	(6,677)	2,777

Net cash provided by operating activities	49,363	32,231
Investing Activities
Purchases of property and equipment	(4,036)	(4,512)
Cash paid for acquisitions, net	(2,699)	(7,513)
Net purchases of investments by insurance subsidiary	(5,321)	(9,986)
Other investing activities	3	—

Net cash used in investing activities	(12,053)	(22,011)
Financing Activities
Payments on notes payable	(2,125)	(2,125)
Redemption of common units	(1,716)	(1,316)

Net cash used in financing activities	(3,841)	(3,441)

Net increase in cash	33,469	6,779
Cash and cash equivalents, beginning of period	46,398	30,290

Cash and cash equivalents, end of period	$79,867	$37,069

Interest paid	$19,388	$25,914

Taxes paid	$8,195	$6,320

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. Subsequent events have been evaluated through August 10, 2009, which was the date this Form 10-Q was filed with the SEC. The consolidated balance sheet of the Company at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2008 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 1007-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to amend the other-than-temporary impairment guidance in debt securities to be based on intent and not more likely than not that the Company would be required to sell the security before recovery and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted this pronouncement for the quarter ended June 30, 2009. The adoption did not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative, nongovernmental U.S. GAAP. The Codification does not change U.S. GAAP. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company will adopt the provision of SFAS 168 in the third quarter 2009. The Company does not expect the adoption of the provisions of SFAS 168 to have any effect on the Company’s financial condition and results of operations.

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

During the six months ended June 30, 2009 and 2008 the Company made no payments related to previous acquisitions.

Note 4. Fair Value Measurements

The Company applies the provisions of SFAS No, 157, “Fair Value Measurements,” (“SFAS 157”) in determining the fair value of its financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

SFAS 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet June 30, 2009	Fair Value June 30, 2009	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary	$94,031	$94,031	$94,031	$—	$—
Interest rate swap liability	4,419	4,419	—	4,419	—

The fair value of the Company’s investments of insurance subsidiary is based on quoted prices. As of June 30, 2009, the fair value of these investments reflected unrealized gains of $2.3 million and $0.5 million of unrealized losses on investments. The fair value of the Company’s interest rate swaps were determined using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments and the Company’s and counterparty’s implied credit risk. See Note 5 for more information regarding our interest rate swap agreements. The fair value of our other financial instruments approximate their carrying values.

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

During the six months ended June 30, 2008, the Company entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting, therefore the changes in fair value of the interest rate swaps, net of tax, are recorded as a component of other comprehensive earnings. At June 30, 2009, the Company does not expect to reclassify any net gains or losses on its interest rate swap agreements from accumulated other comprehensive income to earnings during the next twelve months.

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

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2009	Fair Value at December 31, 2008	Fair Value at June 30, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging:
Interest rate swap contracts	Other non-current liabilities	$—	$—	$4,419	$5,547

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated Statements of Operations (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2009		2008		2009	2008	2009	2008
Interest rate swap contracts	$(688	)(a)	$(2,963	)(a)	$—	$—	$—	$—

(a)	Net of tax

Note 6. Investments

Long term investments represent securities held by the captive insurance subsidiary. At June 30, 2009 and December 31, 2008 amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Money market funds	$15,471	$—	$—	$15,471
Treasury	13,345	85	(316)	13,114
Municipal bonds	40,413	1,283	(137)	41,559
Agency notes	22,922	966	(1)	23,887
Certificates of deposit	—	—	—	—

	$92,151	$2,334	$(454)	$94,031

December 31, 2008
Money market funds	$17,780	$—	$—	$17,780
Treasury	1,977	47	—	2,024
Municipal bonds	32,893	789	(300)	33,382
Agency notes	23,909	1.354	—	25,263
Certificates of deposit	8,964	—	—	8,964

	$85,523	$2,190	$(300)	$87,413

At June 30, 2009 and December 31, 2008, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Due in less than one year	$22,005	$148	$—	$22,153
Due after one year through five years	31,250	1,020	(4)	32,266
Due after five years through ten years	38,092	1,158	(450)	38,800
Due after ten years	804	8	—	812

Total	$92,151	$2,334	$(454)	$94,031

December 31, 2008
Due in less than one year	$20,857	$47	$(8)	$20,896
Due after one year through five years	43,523	1,387	(51)	44,859
Due after five years through ten years	19,520	677	(241)	19,956
Due after ten years	1,623	79	—	1,702

Total	$85,523	$2,190	$(300)	$87,413

A summary of the Company’s temporarily impaired investment securities available-for-sale as of June 30, 2009 follows (in thousands):

	Less than 12 months		Impaired Over 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Money market funds	$—	$—	$—	$—	$—	$—
Treasury	4,908	(316)	—	—	4,908	(316)
Municipal bonds	7,865	(137)	—	—	7,865	(137)
Agency notes	997	(1)	—	—	997	(1)
Certificates of deposit	—	—	—	—	—	—

Total investment	$13,770	$(454)	$—	$—	$13,770	$(454)

The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

During the six months ended June 30, 2009, the Company recorded a gain on the sale of investments of approximately $0.3 million.

Note 7. Net Revenue

Net revenue for the three and six months ended June 30, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fee for service revenue	$513,967	$462,391	$989,518	$907,994
Contract revenue	115,027	110,983	228,034	218,699
Other revenue	6,735	5,631	12,969	11,333

	$635,729	$579,005	$1,230,521	$1,138,026

Note 8. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of June 30, 2009 and December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of June 30, 2009:
Contracts	$54,474	$24,456
Other	448	425

Total	$54,922	$24,881

As of December 31, 2008:
Contracts	$52,632	$20,241
Other	448	401

Total	$53,080	$20,642

Aggregate amortization expense:
For the six months ended June 30, 2009		$4,239

Estimated amortization expense:
For the remainder of the year ended December 31, 2009		$4,110
For the year ended December 31, 2010		7,981
For the year ended December 31, 2011		6,262
For the year ended December 31, 2012		5,830
For the year ended December 31, 2013		4,216

Note 9. Long-Term Debt

Long-term debt as of June 30, 2009 consisted of the following (in thousands):

Term Loan Facilities	$410,125
11.25% Senior Subordinated Notes	203,025
Revolving line of credit	—

613,150
Less current portion	(4,250)

$608,900

The interest rate for any revolving credit facility borrowings is based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of June 30, 2009, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at June 30, 2009. No borrowings under the $110.0 million revolving credit facility were outstanding as of June 30, 2009, and the Company had $9.0 million of standby letters of credit outstanding against the revolving credit facility commitment.

The interest rate at June 30, 2009 was 2.69% for amounts outstanding under the term loan facility. In accordance with the terms of the Company’s loan agreement, as amended, it is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies.

The Company issued on November 23, 2005, 11.25% Senior Subordinated Notes (the “Notes”) in the amount of $215.0 million due December 1, 2013. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning on December 1, 2009, the Company may redeem some or all of the Notes at any time at various redemption prices. In December 2008, the Company retired $12.0 million of the Notes in an open market purchase.

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

Aggregate annual maturities of long-term debt as of June 30, 2009 are as follows (in thousands):

2009	$4,250
2010	4,250
2011	4,250
2012	397,375
2013	203,025
Thereafter	—

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities.

The fair value of the Company’s debt was $587.0 million and $439.7 million at June 30, 2009 and December 31, 2008, respectively. The financial statement carrying value was $613.2 million and $615.3 million at June 30, 2009 and December 31, 2008, respectively.

Note 10. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Estimated losses under self-insured programs	$146,891	$153,567
Estimated losses under commercial insurance programs	37,355	47,735

	184,246	201,302
Less estimated payable within one year	52,328	67,874

	$131,918	$133,428

The changes to the Company’s estimated losses under self-insured programs as of June 30, 2009 were as follows (in thousands):

Balance, December 31, 2008	$153,567
Reserves related to current period	22,895
Changes related to prior period reserves	(18,824)
Payments for current period reserves	(9)
Payments for prior period reserves	(10,738)

Balance, June 30, 2009	$146,891

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with its commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of June 30, 2009, the insured loss limit under the policy was $154.7 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of June 30, 2009, of the $146.9 million of estimated losses under self insurance programs, approximately $72.6 million represent an estimate of IBNR claims and expenses with the remaining $74.3 million representing case reserves. Of the existing case reserves as of June 30, 2009, $0.5 million represent case reserves that have been settled but not yet funded, and $73.8 million reflect unsettled case reserves.

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

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at 3.5% and 2.2% at June 30, 2009 and December 31, 2008, respectively, which was the current ten year U. S. Treasury rate at that date, which reflects the risk free interest rate over the expected period of claims payments.

The Company’s most recent actuarial valuation was completed in April 2009. As a result of such actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $18.8 million in the six months ended June 30, 2009, related to its reserves for losses in prior years. The Company had previously realized a $13.8 million reduction in its professional liability loss liability in the six months ended June 30, 2008, resulting from an actuarial study completed in April, 2008. The most recent actuarial loss estimates reflect continued favorable trends in the development of previous loss estimates necessitating the revaluation of prior year loss reserves during the quarter. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as continued favorable trends in the frequency and severity of claims reported compared to historical trends.

Note 11. Share-based Compensation

In November 2005, the Company adopted the 2005 Unit Plan. A total of 400,000 Class B Common Units of Holdings and 600,000 Class C Common Units of Holdings are authorized for issuance to executives and other key employees under the 2005 Unit Plan. As of June 30, 2009, there were 328,274 restricted Class B Common Units and 459,582 Class C Common Units outstanding. The outstanding units vest ratably over five years and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted is based on the grant date fair value in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment“. For the six months ended June 30, 2009 and 2008, the Company recognized $0.4 million and $0.3 million, respectively, of employee equity based compensation expense. As of June 30, 2009, there was approximately $1.8 million of unrecognized compensation expense related to nonvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of employee equity based awards have been historically immaterial to the Company.

Note 12. Contingencies

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

Acquisition Payments

As of June 30, 2009, the Company may have to pay up to $20.4 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2009. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets or certain contract terms are modified as agreed to in the respective acquisition agreements. No payments were made related to previous acquisitions in the six months ended June 30, 2009 or 2008.

Note 13. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$15,833	$9,644	$41,731	$27,132
Net change in fair market value of investments	(361)	(358)	(7)	(45)
Net change in fair market value of interest rate swap	466	3,313	688	2,963

Comprehensive earnings	$15,938	$12,599	$42,412	$30,050

Note 14. Segment Reporting

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Revenue less provision for uncollectibles:
Healthcare Services	$358,393	$332,446	$704,518	$659,473
Billing Services	3,696	3,040	7,157	6,032

	$362,089	$335,486	$711,675	$665,505

Operating earnings:
Healthcare Services	$46,865	$40,232	$111,186	$93,571
Billing Services	1,042	593	1,750	1,145
General Corporate	(13,268)	(12,245)	(25,695)	(24,304)

	$34,639	$28,580	$87,241	$70,412

Note 15. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position, excluding its investments in its subsidiaries, is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008, are as follows:

Consolidated Balance Sheet

	As of June 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$79,867	$—	$—	$79,867
Accounts receivable, net	234,201	—	—	234,201
Prepaid expenses and other current assets	30,851	30,019	(38,939)	21,931
Receivables under insurance programs	14,545	—	—	14,545

Total current assets	359,464	30,019	(38,939)	350,544
Investments of insurance subsidiary	—	94,031	—	94,031
Property and equipment, net	26,267	—	—	26,267
Other intangibles, net	30,041	—	—	30,041
Goodwill	152,756	—	—	152,756
Deferred income taxes	35,945	3,767	—	39,712
Receivables under insured programs	22,809	—	—	22,809
Investments in subsidiary	12,517	—	(12,517)	—
Other	39,523	496	—	40,019

	$679,322	$128,313	$(51,456)	$756,179

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$10,722	$10,054	$(10,000)	$10,776
Accrued compensation and physician payable	111,217	—	—	111,217
Other accrued liabilities	29,040	66,815	(28,939)	66,916
Income tax payable	8,307	396	—	8,703
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	32,008	—	—	32,008

Total current liabilities	195,544	77,265	(38,939)	233,870
Long-term debt, less current maturities	608,900	—	—	608,900
Other non-current liabilities	117,485	38,531	—	156,016
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	6,565	(6,565)	—
Accumulated other comprehensive loss	(2,695)	1,222	—	(1,473)
Members’ deficit	(239,912)	—	(1,222)	(241,134)

	$679,322	$128,313	$(51,456)	$756,179

Consolidated Balance Sheet

	As of December 31, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$46,398	$—	$—	$46,398
Accounts receivable, net	237,790	—	—	237,790
Prepaid expenses and other current assets	13,320	15,613	(13,466)	15,467
Income tax receivable	3,058	388		3,446
Receivables under insured programs	27,145	—	—	27,145

Total current assets	327,711	16,001	(13,466)	330,246
Investments of insurance subsidiary	—	87,413	—	87,413
Property and equipment, net	27,477	—	—	27,477
Other intangibles, net	32,438	—	—	32,438
Goodwill	149,763	—	—	149,763
Deferred income taxes	45,025	2,890	—	47,915
Receivables under insured programs	20,589	—	—	20,589
Investment in subsidiary	13,917	—	(13,917)	—
Other	30,623	317	—	30,940

	$647,543	$106,621	$(27,383)	$726,781

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$13,415	$36	$—	$13,451
Accrued compensation and physician payable	111,556	—	—	111,556
Other accrued liabilities	41,219	54,259	(13,466)	82,012
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	33,231	—	—	33,231

Total current liabilities	203,671	54,295	(13,466)	244,500
Long-term debt, less current maturities	611,025	—	—	611,025
Other non-current liabilities	116,521	38,409	—	154,930
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	7,958	(7,958)	—
Accumulated other comprehensive loss	(3,383)	1,229	—	(2,154)
Members’ deficit	(280,291)	—	(1,229)	(281,520)

	$647,543	$106,621	$(27,383)	$726,781

Consolidated Statement of Operations

	Three Months Ended June 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$635,729	$8,017	$(8,017)	$635,729
Provision for uncollectibles	273,640	—	—	273,640

Net revenue less provision for uncollectibles	362,089	8,017	(8,017)	362,089
Cost of services rendered
Professional expenses	291,212	7,355	(8,017)	290,550

Gross profit	70,877	662	—	71,539
General and administrative expenses	31,562	52	—	31,614
Management fee and other expenses (income)	886	(306)	—	580
Depreciation and amortization	4,707	—	—	4,707
Interest expense (income), net	9,664	(638)	—	9,026
Transaction costs	79	—	—	79

Earnings before income taxes	23,979	1,554	—	25,533
Provision for income taxes	9,264	436	—	9,700

Net earnings	$14,715	$1,118	$—	$15,833

Consolidated Statement of Operations

	Three Months Ended June 30, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$579,005	$9,198	$(9,198)	$579,005
Provision for uncollectibles	243,519	—	—	243,519

Net revenue less provision for uncollectibles	335,486	9,198	(9,198)	335,486
Cost of services rendered
Professional expenses	271,867	8,382	(9,198)	271,051

Gross profit	63,619	816	—	64,435
General and administrative expenses	30,783	48	—	30,831
Management fee and other expenses	899	—	—	899
Transaction costs	1,785	—	—	1,785
Depreciation and amortization	4,125	—	—	4,125
Interest expense (income), net	11,745	(792)	—	10,953

Earnings before income taxes	14,282	1,560	—	15,842
Provision for income taxes	5,652	546	—	6,198

Net earnings	$8,630	$1,014	$—	$9,644

Consolidated Statement of Operations

	Six Months Ended June 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,230,521	$16,096	$(16,096)	$1,230,521
Provision for uncollectibles	518,846	—	—	518,846

Net revenue less provision for uncollectibles	711,675	16,096	(16,096)	711,675
Cost of services rendered
Professional expenses	563,897	4,948	(16,096)	552,749

Gross profit	147,778	11,148	—	158,926
General and administrative expenses	60,735	99	—	60,834
Management fee and other expenses (income)	1,825	(306)	—	1,519
Depreciation and amortization	9,332	—	—	9,332
Interest expense (income), net	20,619	(1,497)	—	19,122
Transaction costs	159	—	—	159

Earnings before income taxes	55,108	12,852	—	67,960
Provision for income taxes	21,984	4,245	—	26,229

Net earnings	$33,124	$8,607	$—	$41,731

Consolidated Statement of Operations

	Six Months Ended June 30, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,138,026	$18,956	$(18,956)	$1,138,026
Provision for uncollectibles	472,521	—	—	472,521

Net revenue less provision for uncollectibles	665,505	18,956	(18,956)	665,505
Cost of services rendered
Professional expenses	533,697	11,601	(18,956)	526,342

Gross profit	131,808	7,355	—	139,163
General and administrative expenses	58,872	87	—	58,959
Management fee and other expenses	1,786	—	—	1,786
Transaction costs	1,785	—	—	1,785
Depreciation and amortization	8,006	—	—	8,006
Interest expense (income), net	25,461	(1,866)	—	23,595

Earnings before income taxes	35,898	9,134	—	45,032
Provision for income taxes	14,703	3,197	—	17,900

Net earnings	$21,195	$5,937	$—	$27,132

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$33,124	$8,607	$—	$41,731
Adjustments to reconcile net earnings:
Depreciation and amortization	9,332	—	—	9,332
Amortization of deferred financing costs	1,036	—	—	1,036
Employee equity based compensation expense	371	—	—	371
Provision for uncollectibles	518,846	—	—	518,846
Deferred income taxes	6,393	(873)	—	5,520
Loss on disposal of equipment	39	—	—	39
Equity in joint venture income	(993)	—	—	(993)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(514,190)	—	—	(514,190)
Prepaids and other assets	(1,006)	(15,892)	—	(16,898)
Income tax accounts	11,696	784	—	12,480
Accounts payable	(2,731)	18	—	(2,713)
Accrued compensation and physician payable	1,281	—	—	1,281
Other accrued liabilities	(15,306)	15,504	—	198
Professional liability reserves	(3,850)	(2,827)	—	(6,677)

Net cash provided by operating activities	44,042	5,321	—	49,363
Investing activities
Purchases of property and equipment	(4,036)	—	—	(4,036)
Cash paid for acquisitions, net	(2,699)	—	—	(2,699)
Net purchases of investments by insurance subsidiary	—	(5,321)	—	(5,321)
Other investing activities	3	—	—	3

Net cash used in investing activities	(6,732)	(5,321)	—	(12,053)
Financing activities
Payments on notes payable	(2,125)	—	—	(2,125)
Redemption of common units	(1,716)	—	—	(1,716)

Net cash used in financing activities	(3,841)	—	—	(3,841)

Net increase in cash	33,469	—	—	33,469
Cash and cash equivalents, beginning of period	46,398	—	—	46,398

Cash and cash equivalents, end of period	$79,867	$—	$—	$79,867

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$21,195	$5,937	$—	$27,132
Adjustments to reconcile net earnings:
Depreciation and amortization	8,006	—	—	8,006
Amortization of deferred financing costs	1,041	—	—	1,041
Employee equity based compensation expense	276	—	—	276
Provision for uncollectibles	472,521	—	—	472,521
Deferred income taxes	6,771	(727)	—	6,044
Loss on disposal of equipment	36	—	—	36
Equity in joint venture income	(580)	—	—	(580)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(474,819)	—	—	(474,819)
Prepaids and other assets	1,981	(13,947)	—	(11,966)
Income tax accounts	6,639	(1,004)	—	5,635
Accounts payable	(646)	(21)	—	(667)
Accrued compensation and physician payable	(1,405)	—	—	(1,405)
Other accrued liabilities	(15,194)	13,394	—	(1,800)
Professional liability reserves	(4,595)	7,372	—	2,777

Net cash provided by operating activities	21,227	11,004	—	32,231
Investing activities
Purchases of property and equipment	(4,512)	—	—	(4,512)
Cash paid for acquisitions, net	(7,513)	—	—	(7,513)
Net purchases of investments by insurance subsidiary	—	(9,986)	—	(9,986)

Net cash used in investing activities	(12,025)	(9,986)	—	(22,011)
Financing activities
Payments on notes payable	(2,125)	—	—	(2,125)
Redemption of common units	(1,316)	—	—	(1,316)
Net transfer from parent and parent’s subsidiaries	1,018	(1,018)	—	—

Net cash used in financing activities	(2,423)	(1,018)	—	(3,441)

Net increase in cash	6,779	—	—	6,779
Cash and cash equivalents, beginning of period	30,290	—	—	30,290

Cash and cash equivalents, end of period	$37,069	$—	$—	$37,069

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There have been no changes to these critical accounting policies or their application during the six months ended June 30, 2009.

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

A significant portion (80% of our net revenue in the six months ended June 30, 2009 and 80% of our revenue for the year ended December 31, 2008) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from over seven million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue less provision by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues less provision for uncollectibles during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

Net revenue less provision for uncollectibles for the three and six months ended June 30, 2009 and 2008, respectively, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross fee for service charges	$1,114,719	$947,240	$2,162,252	$1,924,928
Unbilled revenue	1,110	(780)	5,029	524
Less: Contractual adjustments	(601,862)	(484,069)	(1,177,763)	(1,017,458)

Fee for service revenue	513,967	462,391	989,518	907,994
Contract revenue	115,027	110,983	228,034	218,699
Other revenue	6,735	5,631	12,969	11,333

Net revenue	635,729	579,005	1,230,521	1,138,026
Provision for uncollectibles	(273,640)	(243,519)	(518,846)	(472,521)

Net revenue less provision for uncollectibles	$362,089	$335,486	$711,675	$665,505

Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. The increase in contractual adjustments noted above is due to the overall increase in gross fee for service charges resulting from annual increases in the gross billing fee schedules and increases in patient visits and procedures between periods. Contractual adjustments increased at a faster pace than the increase in gross fee for service charges as the annual reimbursement increases under contracts with managed care plans and government payers that are subject to contractual adjustments tend to be less than the overall annual increase in the Company’s gross billing fee schedules.

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at June 30, 2009 could have an after tax effect of approximately $2.0 million on our financial position and results of operations. Our days revenue outstanding at June 30, 2009 and at December 31, 2008, were 59.6 days and 66.7 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days outstanding of approximately 7.1 days includes a decrease of 6.1 days resulting from an increase in average revenue per day and a decrease of 3.1 days associated with a reduction in the estimated value of contract accounts receivable. These decreases were partially offset by an increase of 2.1 days related to the increase in estimated value of fee-for-service accounts receivable. The increase in average revenue per day is primarily attributable to an increase in gross charges, increased pricing with managed care plans and increases in Medicare reimbursements. The decrease of 3.1 days associated with the reduction of contract accounts receivable and the increase of 2.1 days related to fee-for-service accounts receivable are due primarily to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $178.2 million as of June 30, 2009.

Approximately 97% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of June 30, 2009, was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our active collection cycle, we factor on a non-recourse basis selected patient accounts to external and internal collection agencies while other selected accounts may be transferred to external collection agencies under a contingent collection basis. The projected value of future factoring and contingent collection proceeds are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2008, we funded a total of $2.7 million under this agreement. For the six months ended June 30, 2009, we funded a total of $3.0 million and have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of June 30, 2009, the current aggregate limit of coverage under this policy is $154.7 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $8.5 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of June 30, 2009 and December 31, 2008, our estimated loss reserves were discounted at 3.5% and 2.2%, respectively, which was the current ten year U.S. Treasury rate at those dates, and which reflects the risk free interest rate over the expected period of claims payments.

In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well as assumptions regarding loss retention levels and other program costs to be incurred. On a semi-annual basis, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Actuarial loss estimates at various confidence levels capture the variability in the loss estimates for process risk but assume that the underlying model and assumptions are correct. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserve for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates based upon statistical confidence levels reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are generally recorded using the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of the expected loss estimates provided by the actuarial reports due to the relatively short time period in which the Company has provided for its losses on a self insured basis and the expectation that we believe additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures. In addition, the Company is subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As the Company’s self insurance program continues to mature and additional stability is noted in the loss development trends in the initial years of the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed. During the six months ended June 30, 2009, the Company recorded a reduction in professional liability reserves associated with prior year estimates in the amount of $18.8 million. Of the total reserve reduction, approximately $18.3 million was associated with loss estimates established in prior years for the self insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2008. The remaining reserve reduction of $0.5 million was associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003. It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, the Company evaluates the future expected cash flows for all historical loss periods in the aggregate and compares such estimates to the current carrying value of its professional liability reserves. This process provides the basis for the Company to conclude that its reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available. Contributing to the reduction in professional liability reserves associated with prior years as of June 30, 2009 were improvements in the estimate of ultimate losses by occurrence periods contained in the actuarial report received in April, 2009. The April 2009 actuarial report reflected a reduction in the estimated ultimate undiscounted losses by occurrence period of between 11.3% and 11.5% (at various confidence factors) for the self insured loss period from March 12, 2003 through December 31, 2008. The actuarial report also reflected a reduction in the estimated undiscounted losses of between 0.3% and 0.9% (at various confidence factors) for the Company’s exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003. Due to the complexity of the actuarial estimation process, there are many factors, trends, and assumptions that must be considered in the development of the actuarial loss estimates and the Company is not able to quantify and disclose which specific elements are primarily contributing to the favorable development in the revised loss estimates of historical occurrence periods. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and litigation management personnel and practices and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers, as well as the improved legal environment resulting from professional liability tort reform efforts in certain key jurisdictions such as Florida and Texas have contributed to the favorable trend in loss development estimates noted during the prior year occurrence periods.

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

Additionally, on September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Prior to the reported Lehman bankruptcy, we had an aggregate revolving credit facility commitment of $125.0 million with a large consortium of banks, including Lehman Commercial Paper Inc., a subsidiary of Lehman. Lehman Commercial Paper Inc.’s total commitment within this existing credit facility was $15.0 million. As of June 30, 2009, we had no outstanding borrowings under the revolving credit facility and $9.0 million of outstanding letters of credit. We do not believe the reduction in available capacity under this revolving credit facility will have a significant impact on the liquidity of our company. We believe our cash balances, operating cash flows, and funds available under our credit agreement provide adequate resources to fund ongoing operating requirements, future expansion opportunities, and capital expenditures in the foreseeable future. Neither Team Finance nor any of our subsidiaries is a counterparty with Lehman or any of its subsidiaries under our existing interest rate swap contracts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional service expenses	76.8	77.1	76.9	77.2
Professional liability costs	3.4	3.7	0.8	1.9

Gross profit	19.8	19.2	22.3	20.9
General and administrative expenses	8.7	9.2	8.5	8.9
Management fee and other expenses	0.1	0.3	0.3	0.3
Transaction costs	0.0	0.5	0.0	0.3
Depreciation and amortization	1.3	1.2	1.3	1.2
Interest expense, net	2.5	3.3	2.7	3.5

Earnings before income taxes	7.1	4.7	9.5	6.8
Provision for income taxes	2.7	1.8	3.7	2.7

Net earnings	4.4%	2.9%	5.9%	4.1%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net Revenue. Net revenue in the three months ended June 30, 2009 increased $56.7 million or 9.8%, to $635.7 million from $579.0 million in the three months ended June 30, 2008. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $51.6 million, contract revenue of $4.0 million and other revenue of $1.1 million. In the three months ended June 30, 2009, fee-for-service revenue was 80.8% of net revenue compared to 79.9% in 2008, contract revenue was 18.1% of net revenue in 2009 compared to 19.2% in 2008 and other revenue was 1.1% in 2009 compared to 1.0% in 2008.

Provision for Uncollectibles. The provision for uncollectibles was $273.6 million in the three months ended June 30, 2009 compared to $243.5 million in the corresponding period in 2008, an increase of $30.1 million or 12.4%. The provision for uncollectibles as a percentage of net revenue was 43.0% in 2009 compared with 42.1% in 2008. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due to annual increases in gross fee schedules and increases in patient volume and procedures. For the three months ended June 30, 2009 self pay fee-for-service visits were approximately 21.9% of the total fee-for-service visits compared to approximately 22.1% in the same period of 2008.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended June 30, 2009 increased $26.6 million, or 7.9%, to $362.1 million from $335.5 million in the three months ended June 30, 2008. Same contract revenue, which consists of contracts under management in both periods, increased $15.6 million, or 5.0%, to $326.5 million in 2009 compared to $310.8 million in 2008. In the second quarter of 2009, same contract revenue less provision benefited from increases in billed patient volume which resulted in same contract growth of 4.4%, and increases in estimated collections per billing unit, which contributed 1.4% of same contract growth between quarters. The increase in the estimated collections per billing unit is attributable to annual increases in gross charges and managed care pricing improvements in addition to improved Medicare pricing offset by changes in payer mix between periods. Contract and other revenue contributed approximately 0.4% of same contract growth between periods. These increases were partially offset by a decline of approximately 0.6% associated with settlements with managed care plans in 2008 while changes in prior year revenue estimates recognized within each period reduced same contract revenue by 0.6% between quarters. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $25.3 million partially offset by $17.8 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $3.4 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $278.2 million in the three months ended June 30, 2009 compared to $258.6 million in the three months ended June 30, 2008, an increase of $19.6 million, or 7.6%. The increase included an increase of approximately $10.9 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis and an increase in billing costs. Also contributing to the increase in expense was $6.0 million related to new sales net of terminated contracts and $2.7 million related to our acquisitions. Professional service expenses as a percentage of net revenue less provision for uncollectibles declined to 76.8% in the three months ended June 30, 2009 compared to 77.1% in the three months ended June 30, 2008.

Professional Liability Costs. Professional liability costs were $12.4 million in the three months ended June 30, 2009 compared to of $12.5 million in the three months ended June 30, 2008, a decrease of $0.1 million. The decrease is primarily attributed to a decrease in the actuarial estimate of current period losses under our self insurance program offset by costs associated with an increase in provider hours due to growth and increased provider hours staffed on a same contract basis. Professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.4% in 2009 and 3.7% in 2008.

Gross Profit. Gross profit was $71.5 million in the three months ended June 30, 2009 compared to $64.4 million in the same period in 2008, an increase of $7.1 million, or 11.0%, between periods. The increase in gross profit is predominately due to the growth in net revenue less provision for uncollectibles exceeding the increases in professional costs on a same contract basis and the contribution of new and acquired contracts.

Gross profit as a percentage of net revenue less provision for uncollectibles increased to 19.8% in 2009 compared with 19.2% in 2008.

General and Administrative Expenses. General and administrative expenses increased $0.8 million, or 2.5%, to $31.6 million for the three months ended June 30, 2009 from $30.8 million in the three months ended June 30, 2008. General and administrative expenses as a percentage of net revenue less provision for uncollectibles decreased to 8.7% in 2009 from 9.2% in 2008. The increase in general and administrative expenses is primarily due to increased incentive and retirement plan costs offset by declines in severance and non-salary costs between periods.

Management Fee and Other Expenses. Management fee and other expenses were $0.6 million in the three months ended June 30, 2009 and $0.9 million in 2008.

Depreciation and Amortization. Depreciation and amortization expense was $4.7 million in the three months ended June 30, 2009 compared to $4.1 million for the three months ended June 30, 2008. The increase of $0.6 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2008 and 2009 and higher depreciation expense related to growth in capital expenditures.

Net Interest Expense. Net interest expense decreased $2.0 million to $9.0 million in the three months ended June 30, 2009, compared to $11.0 million in the corresponding period in 2008 primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facilities between periods.

Transaction Costs. Transaction costs were $0.1 for the three months ended June 30, 2009 compared to $1.8 million for the three months ended June 30, 2008. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the period. The reduction in costs between periods is due to a terminated acquisition effort during the same period in 2008.

Earnings before Income Taxes. Earnings before income taxes in the three months ended June 30, 2009 were $25.5 million compared to $15.8 million in the corresponding period in 2008.

Provision for Income Taxes. The provision for income taxes was $9.7 million in the three months ended June 30, 2009 compared to $6.2 million in the corresponding period in 2008.

Net Earnings. Net earnings were $15.8 million in the three months ended June 30, 2009 compared to $9.6 million in the three months ended June 30, 2008.

Six months Ended June 30, 2009 Compared to the Six months Ended June 30, 2008

Net Revenue. Net revenue in the six months ended June 30, 2009 increased $92.5 million or 8.1%, to $1.2 billion from $1.1 billion in the six months ended June 30, 2008. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $81.5 million, contract revenue of $9.3 million and other revenue of $1.6 million. In the six months ended June 30, 2009, fee-for-service revenue was 80.4% of net revenue compared to 79.8% in 2008, contract revenue was 18.5% of net revenue in 2009 compared to 19.2% in 2008 and other revenue was 1.1% in 2009 compared to 1.0% in 2008.

Provision for Uncollectibles. The provision for uncollectibles was $518.8 million in the six months ended June 30, 2009 compared to $472.5 million in the corresponding period in 2008, an increase of $46.3 million or 9.8%. The provision for uncollectibles as a percentage of net revenue was 42.2% in 2009 compared with 41.5% in 2008. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due to annual increases in gross fee schedules and increases in patient volume and procedures. For the six months ended June 30, 2009 self pay fee-for-service visits were approximately 21.6% of the total fee-for-service visits compared to approximately 22.0% in the same period of 2008.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the six months ended June 30, 2009 increased $46.2 million, or 6.9%, to $711.7 million from $665.5 million in the six months ended June 30, 2008. Same contract revenue, which consists of contracts under management in both periods, increased $30.1 million, or 5.0%, to $636.2 million in 2009 compared to $606.0 million in 2008. For the six months ended June 30, 2009, growth in same contract revenue less provision benefited 2.6% from increases in estimated collections per billing unit while an increase in billed patient volume contributed 2.2% of the growth between periods. The increase in the estimated collections per billing unit is attributable to annual increases in gross charges and managed care pricing improvements in addition to improved Medicare pricing between periods. Contract and other revenue also contributed 0.7% to the increase in same contract revenue between periods. These increases were partially offset by a decline of approximately 0.3% associated with settlements with managed care plans in 2008 while changes in prior year revenue estimates recognized within each period reduced same contract revenue by 0.2% between periods. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $47.6 million partially offset by $37.1 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $5.5 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $547.1 million in the six months ended June 30, 2009 compared to $513.8 million in the six months ended June 30, 2008, an increase of $33.3 million, or 6.5%. The increase included an increase of approximately $20.4 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service and an increase in billing costs on a same contract basis. Also contributing to the increase in expense was $8.8 million related to new sales net of terminated contracts and $4.1 million related to our acquisitions. Professional service expenses as a percentage of net revenue less provision for uncollectibles declined to 76.9% in the six months ended June 30, 2009 compared to 77.2% in the six months ended June 30, 2008.

Professional Liability Costs. Professional liability costs were $5.7 million in the six months ended June 30, 2009 compared to $12.6 million in the six months ended June 30, 2008, a decrease of $6.9 million. Professional liability costs for the six months ended June 30, 2009 and 2008 include reductions in professional liability reserves related to prior years of $18.8 million in 2009 and $13.8 million in 2008 resulting from actuarial studies completed in April of each year. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as continued favorable trends in the frequency and severity of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management, and claims management as well as external factors such as tort reform in certain key states continue to contribute to these favorable trends in prior year loss estimates. Excluding the favorable actuarial adjustments in both periods, professional liability costs decreased $1.9 million, or 7.2%, between periods. The decrease is primarily attributed to a decrease in the actuarial estimate of current period losses under our self insurance program offset by costs associated with an increase in provider hours due to growth and increased provider hours staffed on a same contract basis. Excluding the benefit of prior year reserve adjustments in each period, professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.4% in 2009 and 4.0% in 2008.

Gross Profit. Gross profit was $158.9 million in the six months ended June 30, 2009 compared to $139.2 million in the same period in 2008, an increase of $19.8 million between periods. Excluding the impact of the favorable professional liability adjustment in each period, gross profit increased $14.8 million, or 11.8%, to $140.1 million. The increase in gross profit, excluding the impact of the professional liability adjustments in both periods, is predominately due to the growth in net revenue less provision for uncollectibles exceeding the increases in professional costs on a same contract basis and the contribution of new and acquired contracts.

Gross profit as a percentage of net revenue less provision for uncollectibles increased to 22.3% in 2009 compared with 20.9% in 2008. Excluding the impact of the favorable actuarial adjustments in both periods, gross profit as a percentage of revenue was 19.7% in 2009 and 18.8% in 2008.

General and Administrative Expenses. General and administrative expenses increased $1.9 million, or 3.2%, to $60.8 million for the six months ended June 30, 2009 from $59.0 million in the six months ended June 30, 2008. General and administrative expenses as a percentage of net revenue less provision for uncollectibles decreased to 8.5% in 2009 from 8.9% in 2008. The increase in general and administrative expenses is primarily due to increased incentive and retirement plan costs offset by declines in other non-salary costs between periods.

Management Fee and Other Expenses. Management fee and other expenses were $1.5 million in the six months ended June 30, 2009 and $1.8 million in 2008.

Depreciation and Amortization. Depreciation and amortization expense was $9.3 million in the six months ended June 30, 2009 compared to $8.0 million for the six months ended June 30, 2008. The increase of $1.3 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2008 and 2009 and higher depreciation expense related to growth in capital expenditures.

Net Interest Expense. Net interest expense decreased $4.5 million to $19.1 million in the six months ended June 30, 2009, compared to $23.6 million in the corresponding period in 2008 primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facilities between periods.

Transaction Costs. Transaction costs were $0.2 for the six months ended June 30, 2009 compared to $1.8 million for the six months ended June 30, 2008. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the period. The reduction in costs between periods is due to a terminated acquisition effort during 2008.

Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2009 were $68.0 million compared to $45.0 million in the corresponding period in 2008.

Provision for Income Taxes. The provision for income taxes was $26.2 million in the six months ended June 30, 2009 compared to $17.9 million in the corresponding period in 2008.

Net Earnings. Net earnings were $41.7 million in the six months ended June 30, 2009 compared to $27.1 million in the six months ended June 30, 2008.

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

Cash provided by operating activities in the six months ended June 30, 2009 was $49.4 million compared to $32.2 million in the corresponding period in 2008. The $17.2 million increase in cash provided by operating activities was principally due to an improvement in profitability, a lower level of accounts receivable funding and a reduction in interest payments during the first six months of 2009 compared to the same period in 2008. Cash used in investing activities in the six months ended June 30, 2009 was $12.1 million compared to $22.0 million in the same period of 2008. The $9.9 million decrease in cash used in investing activities was principally due to a decrease in cash payments made related to acquisitions, a decrease in capital expenditures and a decrease in net purchases of investments between periods at the captive insurance subsidiary. Cash used in financing activities in the six months ended June 30, 2009 was $3.8 million compared to $3.4 million in the six months ended June 30, 2008.

We spent $4.0 million in the first six months of 2009 and $4.5 million in the first six months of 2008 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives. The $0.5 million decrease between periods is mainly attributable to higher expenditures in the prior period related to certain capital projects completed during 2008.

We are highly leveraged. As of June 30, 2009, we had $613.2 million in aggregate indebtedness consisting of $410.1 million of our term loan and $203.0 million of the Notes, with an additional $110.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $9.0 million of undrawn letters of credit).

On November 23, 2005, we issued 11.25% Senior Subordinated Notes (the “Notes”) in the amount of $215.0 million due December 1, 2013. The Notes are subordinated in right of payment to all of our senior debt and are senior in right of payment to all of our existing and future subordinated indebtedness. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning on December 1, 2009, we may redeem some or all of the Notes at any time at various redemption prices. In December 2008, we retired $12.0 million of the Notes in an open market purchase. The Notes are guaranteed jointly and severally by all of our domestic wholly-owned operating subsidiaries as required by the indenture governing the Notes.

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

During the six months ended June 30, 2008, we entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore in the six months ended June 30, 2009, we have recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $0.7 million as a component of other comprehensive earnings.

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

As of June 30, 2009, we had total cash and cash equivalents of approximately $79.9 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of June 30, 2009. Our ongoing cash needs for the six months ended June 30, 2009 were substantially met from internally generated operating sources. As of June 30, 2009 there were no amounts outstanding under the revolving credit facility.

During the six months ended June 30, 2009, $2.7 million in payments were made related to our current year acquisition and no contingent consideration was paid on prior year acquisitions. For the same period in 2008, $7.5 million in payments were made related to acquisitions or contingent consideration paid on a prior year acquisition. Future contingent payment obligations are estimated to be approximately $20.4 million as of June 30, 2009.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of June 30, 2009, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $94.0 million. Investments of captive insurance are carried at fair market value and as of June 30, 2009 reflected $1.9 million of net unrealized gains. Effective June 1, 2009, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2010. In connection with this renewal, we have paid cash premiums of approximately $11.5 million to the commercial insurance carrier. We also expect to pay premiums to the captive insurance subsidiary of $15.8 million through December 31, 2009. For the six months ended June 30, 2009, we also funded a total of $3.0 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$15,833	$9,644	$41,731	$27,132
Interest expense, net	9,026	10,953	19,122	23,595
Provision for income taxes	9,700	6,198	26,229	17,900
Depreciation and amortization	4,707	4,125	9,332	8,006

EBITDA	39,266	30,920	96,414	76,633
Management fee and other expenses(a)	580	899	1,519	1,786
Restricted unit expense(b)	185	136	371	276
Insurance subsidiary interest income	638	792	1,497	1,866
Severance and other charges	10	1,075	322	1,459
Transaction costs	79	1,785	159	1,785

Adjusted EBITDA*	$40,758	$35,607	$100,282	$83,805

*	Adjusted EBITDA totals include the effects of professional liability loss reserve adjustments associated with prior years of $18,824 and $13,835 for the six months ended June 30, 2009 and 2008, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(a)	Reflects sponsor management fee, loss on disposal of assets and realized gain on investments.
(b)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 Unit Plan.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The implementation of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to amend the other-than-temporary impairment guidance in debt securities to be based on intent and not more likely than not that the Company would be required to sell the security before recovery and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted this pronouncement for the quarter ended June 30, 2009. The adoption did not have an effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative, nongovernmental U.S. GAAP. The Codification does not change U.S. GAAP. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Accordingly, we will adopt the provision of SFAS 168 in the third quarter 2009. We do not expect the adoption of the provisions of SFAS 168 to have any effect on our financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities.

At June 30, 2009, the fair value of the Company’s total debt, which has a carrying value of $613.2 million, was approximately $587.0 million. The Company had $410.1 million of variable debt outstanding at June 30, 2009. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2008, the Company’s interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $2.0 million for the six months ended June 30, 2009. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2008.

Item 4T.	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2009, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Formation of Team Health Holdings, LLC*

3.2	Amended and Restated Limited Liability Agreement of Team Health Holdings, LLC, dated November 22, 2005*

3.3	Certificate of the Merger of Team Health Holdings LLC and Ensemble Acquisition, LLC, dated November 17, 2005*

3.4	Certificate of Formation of Team Finance LLC*

3.5	Limited Liability Company Agreement of Team Finance LLC*

3.6	Certificate of Incorporation of Health Finance Corporation*

3.7	By-laws of Health Finance Corporation*

31.1	Certification by Greg Roth for Team Finance LLC dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Greg Roth for Health Finance Corporation dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Greg Roth for Team Finance LLC dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Greg Roth for Health Finance Corporation dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated exhibits in the Company’s Registration Statement on Form S-4 dated March 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

TEAM FINANCE LLC HEALTH FINANCE CORPORATION

/S/ GREG ROTH
Greg Roth Chief Executive Officer

August 10, 2009

/S/ DAVID P. JONES
David P. Jones Chief Financial Officer

August 10, 2009

EXHIBIT INDEX

3.1	Certificate of Formation of Team Health Holdings, LLC*

3.2	Amended and Restated Limited Liability Agreement of Team Health Holdings, LLC, dated November 22, 2005*

3.3	Certificate of the Merger of Team Health Holdings LLC and Ensemble Acquisition, LLC, dated November 17, 2005*

3.4	Certificate of Formation of Team Finance LLC*

3.5	Limited Liability Company Agreement of Team Finance LLC*

3.6	Certificate of Incorporation of Health Finance Corporation*

3.7	By-laws of Health Finance Corporation*

31.1	Certification by Greg Roth for Team Finance LLC dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Greg Roth for Health Finance Corporation dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Greg Roth for Team Finance LLC dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Greg Roth for Health Finance Corporation dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated August 10, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated exhibits in the Company’s Registration Statement on Form S-4 dated March 16, 2006.