Form 10-Q
period 2009-09-30
Health Finance CORP; Team Finance LLC
filed 2009-11-02
CIK 1356200, 1356207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2009, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock, with a par value of $.01 of Health Finance Corporation.

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

TEAM FINANCE LLC

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM FINANCE LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2009
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$46,398	$112,994
Accounts receivable, less allowance for uncollectibles of $158,685 and $192,154 in 2008 and 2009, respectively	237,790	237,563
Prepaid expenses and other current assets	15,467	19,784
Income tax receivable	3,446	—
Receivables under insured programs	27,145	13,452

Total current assets	330,246	383,793
Investments of insurance subsidiary	87,413	95,591
Property and equipment, net	27,477	24,841
Other intangibles, net	32,438	27,938
Goodwill	149,763	160,256
Deferred income taxes	47,915	40,845
Receivables under insured programs	20,589	30,298
Other	30,940	36,887

	$726,781	$800,449

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,451	$17,071
Accrued compensation and physician payable	111,556	122,287
Other accrued liabilities	82,012	68,681
Income tax payable	—	12,400
Current maturities of long-term debt	4,250	4,250
Deferred income taxes	33,231	30,677

Total current liabilities	244,500	255,366
Long-term debt, less current maturities	611,025	607,838
Other non-current liabilities	154,930	165,572
Accumulated other comprehensive loss	(2,154)	(860)
Members’ deficit	(281,520)	(227,467)

	$726,781	$800,449

See accompanying notes to consolidated financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2008	2009
	(Unaudited)
	(In thousands)
Net revenue	$582,749	$637,480
Provision for uncollectibles	248,447	274,499

Net revenue less provision for uncollectibles	334,302	362,981
Cost of services rendered
Professional service expenses	265,633	281,185
Professional liability (benefit) costs	(15,535)	13,479

Gross profit	84,204	68,317
General and administrative expenses	29,318	32,348
Management fee and other expenses	960	804
Depreciation and amortization	4,553	4,696
Interest expense, net	10,438	8,549
Transaction costs	19	419

Earnings before income taxes	38,916	21,501
Provision for income taxes	15,986	8,001

Net earnings	$22,930	$13,500

See accompanying notes to consolidated financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2008	2009
	(Unaudited)
	(In thousands)
Net revenue	$1,720,775	$1,868,002
Provision for uncollectibles	720,968	793,345

Net revenue less provision for uncollectibles	999,807	1,074,657
Cost of services rendered
Professional service expenses	779,426	828,268
Professional liability (benefit) costs	(2,986)	19,145

Gross profit	223,367	227,244
General and administrative expenses	88,277	93,182
Management fee and other expenses	2,745	2,324
Depreciation and amortization	12,559	14,028
Interest expense, net	34,033	27,671
Transaction costs	1,805	578

Earnings before income taxes	83,948	89,461
Provision for income taxes	33,885	34,230

Net earnings	$50,063	$55,231

See accompanying notes to consolidated financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2009
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$50,063	$55,231
Adjustments to reconcile net earnings:
Depreciation and amortization	12,559	14,028
Amortization of deferred financing costs	1,561	1,554
Employee equity based compensation expense	439	558
Provision for uncollectibles	720,968	793,345
Deferred income taxes	19,864	2,782
Loss on disposal of equipment	63	75
Equity in joint venture income	(974)	(1,473)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(724,432)	(792,051)
Prepaids and other assets	(12,465)	(11,658)
Income tax accounts	3,327	16,051
Accounts payable	(2,194)	3,582
Accrued compensation and physician payable	8,517	14,019
Other accrued liabilities	3,924	(1,465)
Professional liability reserves	(18,351)	(9,957)

Net cash provided by operating activities	62,869	84,621
Investing Activities
Purchases of property and equipment	(7,341)	(5,244)
Cash paid for acquisitions, net	(7,513)	(2,787)
Net purchases of investments by insurance subsidiary	(6,302)	(5,080)
Other	—	9

Net cash used in investing activities	(21,156)	(13,102)
Financing Activities
Payments on notes payable	(3,188)	(3,187)
Redemption of common units	(1,798)	(1,736)

Net cash used in financing activities	(4,986)	(4,923)

Net increase in cash	36,727	66,596
Cash and cash equivalents, beginning of period	30,290	46,398

Cash and cash equivalents, end of period	$67,017	$112,994

Interest paid	$31,086	$22,426

Taxes paid	$10,158	$15,360

See accompanying notes to consolidated financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. Subsequent events have been evaluated through November 2, 2009, which was the date this Form 10-Q was filed with the SEC. The consolidated balance sheet of the Company at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2008 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2. New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ACS”) Topic 105 (formerly SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC Topic 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered non-authoritative. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. Therefore, the Company adopted ASC Topic 105 for the reporting in its 2009 third quarter. The adoption did not have a significant impact on the reporting of its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which was primarily codified into ACS Topic 350 “Intangibles—Goodwill and Other.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The Company’s adoption of the provisions of this guidance did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued an accounting standard update (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) to ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”). This accounting standard update provides additional guidance for estimating fair value in accordance with when the volume and level of activity for the asset or liability have significantly decreased. This update also includes guidance on identifying circumstances that indicate a transaction is not orderly and it emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The provisions of this accounting standard update were effective for interim and annual reporting periods ending after June 15, 2009, and were applied prospectively. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard update (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) to ASC Topic 825, “Financial Instruments”. This accounting standard update requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The update was effective for interim and annual reporting periods ending after June 15, 2009. The implementation of the requirements of this update did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard update (formerly FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) to ASC Topic 320, “Investments—Debt and Equity Securities”, to amend the other-than-temporary impairment guidance in debt securities to be based on intent and not more likely than not that the Company would be required to sell the security before recovery and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855 (formerly SFAS No. 165), “Subsequent Events”, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted this pronouncement for the quarter ended June 30, 2009. The adoption did not have an effect on the Company’s subsequent events that it reports, either through recognition or disclosure, in its consolidated financial statements.

Note 3. Acquisitions

Effective March 14, 2009, the Company acquired the operations of a physician staffing business that provides hospital emergency department services under three contracts for locations in Kentucky for approximately $4.6 million, net of cash received. The purchase price included an initial cash payment of $2.7 million with the remaining $1.9 million to be paid based on the financial performance of the acquired company. The purchase price was allocated, in accordance with the provisions of ASC Topic 805, “Business Combinations,” to net assets acquired, including contract intangibles and accounts receivables, and goodwill based on management’s estimates. The total goodwill recognized was $3.0 million. The results of operations of the acquired business are included in the Company’s consolidated financial statements beginning on the acquisition date.

During the nine months ended September 30, 2008 and 2009, the Company made no payments related to previous acquisitions, however the Company paid $7.5 million of contingent consideration on October 1, 2009 related to an acquisition completed in 2006. The liability for this payment was recognized as of September 30, 2009. The payment represents additional purchase price and has been recorded as goodwill.

Note 4. Fair Value Measurements

The Company applies the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” in determining the fair value of its financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

FASB ASC Topic 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet September 30, 2009	Fair Value September 30, 2009	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary	$95,591	$95,591	$95,591	$—	$—
Interest rate swap liability	5,334	5,334	—	5,334	—

The fair value of the Company’s investments of insurance subsidiary is based on quoted prices. As of September 30, 2009, the fair value of these investments reflected unrealized gains of $3.9 million and $0.2 million of unrealized losses on investments. The fair value of the Company’s interest rate swaps were determined using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments and the Company’s and counterparty’s implied credit risk. See Note 5 for more information regarding our interest rate swap agreements. The fair value of our other financial instruments approximates their carrying values.

Note 5. Financial Derivative Instruments

During the nine months ended September 30, 2008, the Company entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting, therefore the changes in fair value of the interest rate swaps, net of tax, are recorded as a component of other comprehensive earnings. At September 30, 2009, the Company does not expect to reclassify any net gains or losses on its interest rate swap agreements from accumulated other comprehensive income to earnings during the next twelve months.

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

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2008	Fair Value at September 30, 2009	Fair Value at December 31, 2008	Fair Value at September 30, 2009
Derivatives designated as hedging:
Interest rate swap contracts	Other non-current liabilities	$—	$—	$5,547	$5,334

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated Statements of Operations (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2008		2009		2008	2009	2008	2009
Interest rate swap contracts	$(1,951	)(a)	$(130	)(a)	$—	$—	$—	$—

(a)	Net of tax

Note 6. Investments

Long term investments represent securities held by the Company’s captive insurance subsidiary. At December 31, 2008 and September 30, 2009 amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Money market funds	$17,780	$—	$—	$17,780
Treasury	1,977	47	—	2,024
Municipal bonds	32,893	789	(300)	33,382
Agency notes	23,909	1,354	—	25,263
Certificates of deposit	8,964	—	—	8,964

	$85,523	$2,190	$(300)	$87,413

September 30, 2009
Money market funds	$11,665	$—	$—	$11,665
Treasury	12,697	113	(202)	12,608
Municipal bonds	44,646	2,879	(1)	47,524
Agency notes	22,902	892	—	23,794

	$91,910	$3,884	$(203)	$95,591

At December 31, 2008 and September 30, 2009, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Due in less than one year	$20,857	$47	$(8)	$20,896
Due after one year through five years	43,523	1,387	(51)	44,859
Due after five years through ten years	19,520	677	(241)	19,956
Due after ten years	1,623	79	—	1,702

Total	$85,523	$2,190	$(300)	$87,413

September 30, 2009
Due in less than one year	$23,937	$299	$—	$24,236
Due after one year through five years	26,987	1,139	—	28,126
Due after five years through ten years	40,641	2,434	(203)	42,872
Due after ten years	345	12	—	357

Total	$91,910	$3,884	$(203)	$95,591

A summary of the Company’s temporarily impaired investment securities available-for-sale as of September 30, 2009 follows (in thousands):

	Less than 12 months		Impaired Over 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Money market funds	$—	$—	$—	$—	$—	$—
Treasury	2,847	(202)	—	—	2,847	(202)
Municipal bonds	402	(1)	—	—	402	(1)
Agency notes	—	—	—	—	—	—
Certificates of deposit	—	—	—	—	—	—

Total investment	$3,249	$(203)	$—	$—	$3,249	$(203)

The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

During the nine months ended September 30, 2009, the Company recorded a gain on the sale of investments of approximately $0.4 million.

Note 7. Net Revenue

Net revenue for the three and nine months ended September 30, 2008 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Fee for service revenue	$465,246	$518,982	$1,373,240	$1,508,500
Contract revenue	111,215	111,893	329,914	339,928
Other revenue	6,288	6,605	17,621	19,574

	$582,749	$637,480	$1,720,775	$1,868,002

Note 8. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of December 31, 2008 and September 30, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2008:
Contracts	$52,632	$20,241
Other	448	401

Total	$53,080	$20,642

As of September 30, 2009:
Contracts	$50,424	$22,498
Other	448	436

Total	$50,872	$22,934

Aggregate amortization expense:
For the nine months ended September 30, 2009		$6,342

Estimated amortization expense:
For the remainder of the year ended December 31, 2009		$2,007
For the year ended December 31, 2010		7,981
For the year ended December 31, 2011		6,262
For the year ended December 31, 2012		5,830
For the year ended December 31, 2013		4,216

Note 9. Long-Term Debt

Long-term debt as of September 30, 2009 consisted of the following (in thousands):

Term Loan Facilities	$409,063
11.25% Senior Subordinated Notes	203,025
Revolving line of credit	—

612,088
Less current portion	(4,250)

$607,838

The interest rate for any revolving credit facility borrowings is based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of September 30, 2009, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at September 30, 2009. No borrowings under the $110.0 million revolving credit facility were outstanding as of September 30, 2009, and the Company had $7.5 million of standby letters of credit outstanding against the revolving credit facility commitment. Of the $110.0 million revolving credit facility, $10.0 million is held by CIT Lending Services Corporation (“CIT Lending Services”), a subsidiary of CIT Group, Inc. CIT Group, Inc and CIT Group Funding Company of Delaware LLC filed for Chapter 11 bankruptcy protection on November 1, 2009. Although CIT Lending Services is not currently a party to this filing, at this time it is not certain if this portion of the revolving credit facility will be available to the Company. The Company does not believe any potential reduction in available capacity under the revolving credit facility will have a material impact on its liquidity or the liquidity of its subsidiaries.

The interest rate at September 30, 2009 was 2.4% for amounts outstanding under the term loan facility. In accordance with the terms of the Company’s loan agreement, as amended, it is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies.

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

Aggregate annual maturities of long-term debt as of September 30, 2009 are as follows (in thousands):

2009	$4,250
2010	4,250
2011	4,250
2012	396,313
2013	203,025
Thereafter	—

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities.

The fair value of the Company’s debt was $439.7 million and $602.3 million at December 31, 2008 and September 30, 2009, respectively. The financial statement carrying value was $615.3 million and $612.1 million at December 31, 2008 and September 30, 2009, respectively.

Note 10. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
Estimated losses under self-insured programs	$153,567	$143,611
Estimated losses under commercial insurance programs	47,735	43,750

	201,302	187,361
Less estimated payable within one year	67,874	48,346

	$133,428	$139,015

The changes to the Company’s estimated losses under self-insured programs as of September 30, 2009 were as follows (in thousands):

Balance, December 31, 2008	$153,567
Reserves related to current period	24,938
Changes related to prior period reserves	(18,824)
Payments for current period reserves	(95)
Payments for prior period reserves	(15,975)

Balance, September 30, 2009	$143,611

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with its commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of September 30, 2009, the insured loss limit under the policy was $155.9 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

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

As of September 30, 2009, of the $143.6 million of estimated losses under self insurance programs, approximately $76.6 million represents an estimate of IBNR claims and expenses and additional loss development with the remaining $67.0 million representing specific case reserves. Of the existing case reserves as of September 30, 2009, $1.2 million represent case reserves that have been settled but not yet funded, and $65.8 million reflect unsettled case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at 2.2% and 3.3% at December 31, 2008 and September 30, 2009, respectively, which was the current ten year U.S. Treasury rate at that date, which reflects the risk free interest rate over the expected period of claims payments.

The Company’s most recent actuarial valuation was completed in October 2009. As a result of such actuarial valuation, the Company determined no change was necessary in its reserves for professional liability losses as of September 30, 2009 related to prior year loss estimates. During the first quarter of 2009 the Company realized an $18.8 million reduction in its reserves for professional liability losses associated with prior year loss estimates. For the nine months ended September 30, 2008, the Company realized a reduction of $40.3 million in its reserves for professional liability losses related to prior year loss estimates resulting from favorable trends in actuarial loss estimates. Actuarial reports received in 2009 reflect favorable trends in the development of previous loss estimates necessitating the revaluation of prior year loss reserves during the nine months ended September 30, 2009. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as continued favorable trends in the frequency and severity of claims reported compared to historical trends.

Note 11. Share-based Compensation

In November 2005, the Company adopted the 2005 Unit Plan. A total of 400,000 Class B Common Units of Holdings and 600,000 Class C Common Units of Holdings are authorized for issuance to executives and other key employees under the 2005 Unit Plan. As of September 30, 2009, there were 329,594 restricted Class B Common Units and 461,430 Class C Common Units outstanding. The outstanding units vest ratably over five years and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted is based on the grant date fair value in accordance with the provisions of ASC Topic 718, “Compensation—Stock Compensation“. For the nine months ended September 30, 2008 and 2009, the Company recognized $0.4 million and $0.6 million, respectively, of employee equity based compensation expense. As of September 30, 2009, there was approximately $1.7 million of unrecognized compensation expense related to nonvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of employee equity based awards have been historically immaterial to the Company.

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

Acquisition Payments

As of September 30, 2009, the Company may have to pay up to $18.3 million in future contingent payments (excluding the effect of the $7.5 million contingent consideration payment made on October 1, 2009) as additional consideration for acquisitions made prior to September 30, 2009. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets or certain contract terms are modified as agreed to in the respective acquisition agreements. No payments were made related to previous acquisitions in the nine months ended September 30, 2008 or 2009.

Note 13. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net earnings	$22,930	$13,500	$50,063	$55,231
Net change in fair market value of investments	(216)	1,171	(260)	1,164
Net change in fair market value of interest rate swaps	(1,012)	(558)	1,951	130

Comprehensive earnings	$21,702	$14,113	$51,754	$56,525

Note 14. Segment Reporting

The Company provides services through four operating segments which are aggregated into two reportable segments, Healthcare Services and Billing Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics and occupational health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus basis. The Billing Services segment provides a range of external billing, collection and consulting services on a fee basis to outside third-party customers.

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net Revenue less provision for uncollectibles:
Healthcare Services	$331,125	$359,551	$990,593	$1,064,070
Billing Services	3,177	3,430	9,214	10,587

	$334,302	$362,981	$999,807	$1,074,657

Operating earnings:
Healthcare Services	$61,134	$42,165	$154,703	$153,478
Billing Services	648	975	1,795	2,597
General Corporate	(12,409)	(12,671)	(36,712)	(38,365)

	$49,373	$30,469	$119,786	$117,710

Note 15. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position, excluding its investments in its subsidiaries, is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of December 31, 2008 and September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009, are as follows:

Consolidated Balance Sheet

	As of December 31, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$46,398	$—	$—	$46,398
Accounts receivable, net	237,790	—	—	237,790
Prepaid expenses and other current assets	13,320	15,613	(13,466)	15,467
Income tax receivable	3,058	388		3,446
Receivables under insured programs	27,145	—	—	27,145

Total current assets	327,711	16,001	(13,466)	330,246
Investments of insurance subsidiary	—	87,413	—	87,413
Property and equipment, net	27,477	—	—	27,477
Other intangibles, net	32,438	—	—	32,438
Goodwill	149,763	—	—	149,763
Deferred income taxes	45,025	2,890	—	47,915
Receivables under insured programs	20,589	—	—	20,589
Investment in subsidiary	13,917	—	(13,917)	—
Other	30,623	317	—	30,940

	$647,543	$106,621	$(27,383)	$726,781

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$13,415	$36	$—	$13,451
Accrued compensation and physician payable	111,556	—	—	111,556
Other accrued liabilities	41,219	54,259	(13,466)	82,012
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	33,231	—	—	33,231

Total current liabilities	203,671	54,295	(13,466)	244,500
Long-term debt, less current maturities	611,025	—	—	611,025
Other non-current liabilities	116,521	38,409	—	154,930
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	7,958	(7,958)	—
Accumulated other comprehensive loss	(3,383)	1,229	—	(2,154)
Members’ deficit	(280,291)	—	(1,229)	(281,520)

	$647,543	$106,621	$(27,383)	$726,781

Consolidated Balance Sheet

	As of September 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$112,994	$—	$—	$112,994
Accounts receivable, net	237,563	—	—	237,563
Prepaid expenses and other current assets	28,698	24,568	(33,482)	19,784
Receivables under insurance programs	13,452	—	—	13,452

Total current assets	392,707	24,568	(33,482)	383,793
Investments of insurance subsidiary	—	95,591	—	95,591
Property and equipment, net	24,841	—	—	24,841
Other intangibles, net	27,938	—	—	27,938
Goodwill	160,256	—	—	160,256
Deferred income taxes	40,845	—	—	40,845
Receivables under insured programs	30,298	—	—	30,298
Investments in subsidiary	15,530	—	(15,530)	—
Other	36,232	655	—	36,887

	$728,647	$120,814	$(49,012)	$800,449

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$17,038	$10,033	$(10,000)	$17,071
Accrued compensation and physician payable	122,287	—	—	122,287
Other accrued liabilities	33,739	55,989	(21,047)	68,681
Income tax payable	12,133	267	—	12,400
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	33,112	—	(2,435)	30,677

Total current liabilities	222,559	66,289	(33,482)	255,366
Long-term debt, less current maturities	607,838	—	—	607,838
Other non-current liabilities	126,577	38,995	—	165,572
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,407	(8,407)	—
Accumulated other comprehensive loss	(3,253)	2,393	—	(860)
Members’ deficit	(225,074)	—	(2,393)	(227,467)

	$728,647	$120,814	$(49,012)	$800,449

Consolidated Statement of Operations

	Three Months Ended September 30, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$582,749	$8,079	$(8,079)	$582,749
Provision for uncollectibles	248,447	—	—	248,447

Net revenue less provision for uncollectibles	334,302	8,079	(8,079)	334,302
Cost of services rendered
Professional expenses	254,329	3,848	(8,079)	250,098

Gross profit	79,973	4,231	—	84,204
General and administrative expenses	29,253	65	—	29,318
Management fee and other expenses	960	—	—	960
Depreciation and amortization	4,553	—	—	4,553
Interest expense (income), net	11,611	(1,173)	—	10,438
Transaction costs	19	—	—	19

Earnings before income taxes	33,577	5,339	—	38,916
Provision for income taxes	14,117	1,869	—	15,986

Net earnings	$19,460	$3,470	$—	$22,930

Consolidated Statement of Operations

	Three Months Ended September 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$637,480	$3,393	$(3,393)	$637,480
Provision for uncollectibles	274,499	—	—	274,499

Net revenue less provision for uncollectibles	362,981	3,393	(3,393)	362,981
Cost of services rendered
Professional expenses	296,390	1,667	(3,393)	294,664

Gross profit	66,591	1,726	—	68,317
General and administrative expenses	32,287	61	—	32,348
Management fee and other expenses (income)	910	(106)	—	804
Depreciation and amortization	4,696	—	—	4,696
Interest expense (income), net	9,189	(640)	—	8,549
Transaction costs	419	—	—	419

Earnings before income taxes	19,090	2,411	—	21,501
Provision for income taxes	7,604	397	—	8,001

Net earnings	$11,486	$2,014	$—	$13,500

Consolidated Statement of Operations

	Nine Months Ended September 30, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,720,775	$27,035	$(27,035)	$1,720,775
Provision for uncollectibles	720,968	—	—	720,968

Net revenue less provision for uncollectibles	999,807	27,035	(27,035)	999,807
Cost of services rendered
Professional expenses	788,025	15,450	(27,035)	776,440

Gross profit	211,782	11,585	—	223,367
General and administrative expenses	88,125	152	—	88,277
Management fee and other expenses	2,745	—	—	2,745
Depreciation and amortization	12,559	—	—	12,559
Interest expense (income), net	37,073	(3,040)	—	34,033
Transaction costs	1,805	—	—	1,805

Earnings before income taxes	69,475	14,473	—	83,948
Provision for income taxes	28,820	5,065	—	33,885

Net earnings	$40,655	$9,408	$—	$50,063

Consolidated Statement of Operations

	Nine Months Ended September 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,868,002	$19,489	$(19,489)	$1,868,002
Provision for uncollectibles	793,345	—	—	793,345

Net revenue less provision for uncollectibles	1,074,657	19,489	(19,489)	1,074,657
Cost of services rendered
Professional expenses	860,287	6,615	(19,489)	847,413

Gross profit	214,370	12,874	—	227,244
General and administrative expenses	93,022	160	—	93,182
Management fee and other expenses (income)	2,735	(411)	—	2,324
Depreciation and amortization	14,028	—	—	14,028
Interest expense (income), net	29,809	(2,138)	—	27,671
Transaction costs	578	—	—	578

Earnings before income taxes	74,198	15,263	—	89,461
Provision for income taxes	29,588	4,642	—	34,230

Net earnings	$44,610	$10,621	$—	$55,231

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$40,655	$9,408	$—	$50,063
Adjustments to reconcile net earnings:
Depreciation and amortization	12,559	—	—	12,559
Amortization of deferred financing costs	1,561	—	—	1,561
Employee equity based compensation expense	439	—	—	439
Provision for uncollectibles	720,968	—	—	720,968
Deferred income taxes	19,784	80	—	19,864
Loss on disposal of equipment	63	—	—	63
Equity in joint venture income	(974)	—	—	(974)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(724,432)	—	—	(724,432)
Prepaids and other assets	(5,823)	(6,642)	—	(12,465)
Income tax accounts	3,270	57	—	3,327
Accounts payable	(2,147)	(47)	—	(2,194)
Accrued compensation and physician payable	8,517	—	—	8,517
Other accrued liabilities	(1,359)	5,283	—	3,924
Professional liability reserves	(25,611)	7,260	—	(18,351)

Net cash provided by operating activities	47,470	15,399	—	62,869
Investing activities
Purchases of property and equipment	(7,341)	—	—	(7,341)
Cash paid for acquisitions, net	(7,513)	—	—	(7,513)
Net purchases of investments by insurance subsidiary	—	(6,302)	—	(6,302)

Net cash used in investing activities	(14,854)	(6,302)	—	(21,156)
Financing activities
Payments on notes payable	(3,188)	—	—	(3,188)
Redemption of common units	(1,798)	—	—	(1,798)
Net transfer from parent and parent’s subsidiaries	9,097	(9,097)	—	—

Net cash provided by (used in) financing activities	4,111	(9,097)	—	(4,986)

Net increase in cash	36,727	—	—	36,727
Cash and cash equivalents, beginning of period	30,290	—	—	30,290

Cash and cash equivalents, end of period	$67,017	$—	$—	$67,017

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$44,785	$10,446	$—	$55,231
Adjustments to reconcile net earnings:
Depreciation and amortization	14,028	—	—	14,028
Amortization of deferred financing costs	1,554	—	—	1,554
Employee equity based compensation expense	558	—	—	558
Provision for uncollectibles	793,345	—	—	793,345
Deferred income taxes	2,954	(172)	—	2,782
Loss on disposal of equipment	75	—	—	75
Equity in joint venture income	(1,473)	—	—	(1,473)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(792,051)	—	—	(792,051)
Prepaids and other assets	(3,497)	(8,161)	—	(11,658)
Income tax accounts	15,397	654	—	16,051
Accounts payable	3,585	(3)	—	3,582
Accrued compensation and physician payable	14,019	—	—	14,019
Other accrued liabilities	(9,030)	7,565	—	(1,465)
Professional liability reserves	(4,708)	(5,249)	—	(9,957)

Net cash provided by operating activities	79,541	5,080	—	84,621
Investing activities
Purchases of property and equipment	(5,244)	—	—	(5,244)
Cash paid for acquisitions, net	(2,787)	—	—	(2,787)
Net purchases of investments by insurance subsidiary	—	(5,080)	—	(5,080)
Other	9	—	—	9

Net cash used in investing activities	(8,022)	(5,080)	—	(13,102)
Financing activities
Payments on notes payable	(3,187)	—	—	(3,187)
Redemption of common units	(1,736)	—	—	(1,736)

Net cash used in financing activities	(4,923)	—	—	(4,923)

Net increase in cash	66,596	—	—	66,596
Cash and cash equivalents, beginning of period	46,398	—	—	46,398

Cash and cash equivalents, end of period	$112,994	$—	$—	$112,994

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, radiology, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilitates. We have focused, however, primarily on providing outsourced services to hospital emergency departments or EDs, which accounts for the majority of our net revenues.

Factors and Trends that Affect Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends we believe are important in understanding our financial performance.

General Economic Conditions

The continuation of the current economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care and governmental healthcare enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs. We could be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Also, patient volume trends in our hospital EDs could be adversely affected as individuals potentially defer or forego seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs.

Additionally, on November 1, 2009, it was reported that CIT Group, Inc. and CIT Group Funding Company of Delaware LLC (collectively “CIT”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. We have an aggregate revolving credit facility commitment of $110 million with a large consortium of banks, including CIT Lending Services Corporation (“CIT Lending Services”), a subsidiary of CIT. As of November 1, 2009, CIT Lending Services’ was not a party to above referenced Chapter 11 filing and their total commitment within this existing credit facility was $10 million. As of September 30, 2009, we had no outstanding borrowings under the revolving credit facility and $7.5 million of outstanding letters of credit. We do not believe any potential reduction in available capacity under this revolving credit facility will have a significant impact on the liquidity of our company. We believe our cash balances, operating cash flows, and funds available under our credit agreement provide adequate resources to fund ongoing operating requirements, future expansion opportunities, and capital expenditures in the foreseeable future. Neither Team Finance nor any of our subsidiaries is a counterparty with CIT or any of its subsidiaries under our existing interest rate swap contracts.

Healthcare Reform

The Obama Administration and Congress are considering federal legislation to reform the U.S. healthcare system. The current proposed federal health reform includes various bills with various Congressional sponsors. A common issue addressed in the proposed federal health reform initiatives is increasing access to health benefits for the uninsured or underinsured populations. Some of the current proposed federal health reform legislation includes Medicare payment reforms and reductions that could reduce physician payments in the future. Some states also have pending health reform legislative initiatives. At this time, we are unable to determine the ultimate content or timing of any health reform legislation. We will not be able to determine the effect that any such legislation may have on our operations and business condition until such legislation is enacted, but such legislation may adversely affect our operations and business condition.

2010 Medicare Fee Schedule Changes

On October 30, 2009, the Centers for Medicare & Medicaid Services (“CMS”) released its final rule with comment period for 2010 Medicare Physician Fee Schedule payment changes. If the proposed payments are finalized, based on current data, CMS is projecting a 21.5% rate reduction in the Medicare Physician Fee Schedule for 2010 as a result of the application of the sustainable growth rate (“SGR”) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avert a reduction in 2003 and Congress has taken a series of legislative actions to prevent reductions from 2004 to 2009. Under the final rule with comment period, the Physician Quality Reporting Initiative (“PQRI”) payment incentives for physicians who successfully report measures under PQRI will remain at 2.0% for 2010. Although there are current legislative proposals that call for a delay in the application of the SGR until 2011 and an increase in physician payments by 0.5% for 2010, such proposals have not yet been passed. Absent regulatory changes or further Congressional action with respect to the application of the SGR, Medicare physician services would be subject to significant reductions beginning on January 1, 2010.

Military Healthcare Staffing

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide administered by the U.S. Department of Defense. Our revenues derived from military healthcare staffing totaled $121.0 million and $123.5 million for the nine months ended September 30, 2008 and 2009 respectively. These revenues are derived from contracts that are subject to a competitive bidding process.

Approximately $104.5 million of the estimated revenue won by us as part of the military’s contract bidding process in 2008 was awarded to us on a one-year contract basis and was subject to re-bid and award on or about October 1, 2009. Approximately $72.2 million of the estimated annual revenue won during the 2008 bidding process was awarded to us on a two—five option year contract basis which gives the government the option to exercise available option years each October 1. The government also reserves a portion of its contracts for award to small businesses. We participate in such small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. Approximately 18.6% of our military staffing revenue for the nine months ended September 30, 2009 was derived through a subcontracting agreement with a small business prime contractor compared to 23.3% for the same period in 2008.

We were successful in retaining existing business or winning new bids following completion of the bidding process as of October 1, 2009, in the estimated annualized amount of $157.5 million. The estimated annualized amounted of $157.5 million included $68.1 million awarded under one-year contracts.

Critical Accounting Policies and Estimates

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

There have been no changes to these critical accounting policies or their application during the nine months ended September 30, 2009.

Revenue Recognition

Net Revenue. Net revenue consists of fee for service revenue, contract revenue and other revenue. Net revenue is recorded in the period services are rendered. Our net revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

A significant portion (81% of our net revenue in the nine months ended September 30, 2009 and 80% for the year ended December 31, 2008) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee for service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

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

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from over seven million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue less provision by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues less provision for uncollectibles during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

Net revenue less provision for uncollectibles for the three and nine months ended September 30, 2008 and 2009, respectively, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Gross fee for service charges	$981,444	$1,126,219	$2,906,374	$3,288,471
Unbilled revenue	592	157	1,114	5,186
Less: Contractual adjustments	(516,790)	(607,394)	(1,534,248)	(1,785,157)

Fee for service revenue	465,246	518,982	1,373,240	1,508,500
Contract revenue	111,215	111,893	329,914	339,928
Other revenue	6,288	6,605	17,621	19,574

Net revenue	582,749	637,480	1,720,775	1,868,002
Provision for uncollectibles	(248,447)	(274,499)	(720,968)	(793,345)

Net revenue less provision for uncollectibles	$334,302	$362,981	$999,807	$1,074,657

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

The table below summarizes our approximate payer mix as a percentage of fee for service volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Payer:
Medicare	21.6%	21.4%	21.7%	21.7%
Medicaid	23.2	25.5	23.7	25.4
Commercial and managed care	29.6	28.5	29.8	28.8
Self pay	22.8	22.4	22.3	21.9
Other	2.8	2.2	2.5	2.2

Total	100.0%	100.0%	100.0%	100.0%

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at September 30, 2009 could have an after tax effect of approximately $2.1 million on our financial position and results of operations. Our days revenue outstanding at September 30, 2009 and at December 31, 2008, were 61.0 days and 66.7 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days outstanding of approximately 5.7 days includes a decrease of 5.6 days resulting from an increase in average revenue per day and a decrease of 3.0 days associated with a reduction in the estimated value of contract accounts receivable. These decreases were partially offset by an increase of 3.0 days related to the increase in estimated value of fee for service accounts receivable. The increase in average revenue per day is primarily attributable to an increase in gross charges, increased pricing with managed care plans and increases in Medicare reimbursements. The decrease of 3.0 days associated with the reduction of contract accounts receivable and the increase of 3.0 days related to fee for service accounts receivable are due primarily to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $192.2 million as of September 30, 2009.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of September 30, 2009, was equal to approximately 92% of outstanding self-pay fee for service patient accounts.

The majority of our fee for service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee for service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our active collection cycle, we factor on a non-recourse basis selected patient accounts to external collection agencies while other selected accounts may be transferred to external and internal collection agencies under a contingent collection basis. The projected value of future factoring and contingent collection proceeds are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee for service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from over seven million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2009 and 2008.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2008, we funded a total of $2.7 million under this agreement. For the nine months ended September 30, 2009, we funded a total of $4.2 million and have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of September 30, 2009, the current aggregate limit of coverage under this policy is $155.9 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $9.8 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of September 30, 2009 and December 31, 2008, our estimated loss reserves were discounted at 3.3% and 2.2%, respectively, which was the current ten year U.S. Treasury rate at those dates, and which reflects the risk free interest rate over the expected period of claims payments.

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

Based on the results of the actuarial study completed in April 2009, we recorded a reduction in professional liability reserves associated with prior year loss estimates in the amount of $18.8 million during the three months ended March 31, 2009. Of the total reserve reduction, approximately $18.3 million was associated with loss estimates established in prior years for the self insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2008. The remaining reserve reduction of $0.5 million was associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003.

The second semi-annual report of actuarial loss estimates was completed in October 2009. Based on these results, management determined no additional change was necessary in our consolidated reserves for professional liability losses as of September 30, 2009 related to prior year loss estimates.

It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that its reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available. Contributing to the reduction in professional liability reserves associated with prior years recognized in the first quarter of 2009 were improvements in the estimate of ultimate losses by occurrence periods contained in the actuarial report received in April 2009. The April 2009 actuarial report reflected a reduction in the estimated ultimate undiscounted losses by occurrence period of between 11.3% and 11.5% (at various confidence factors) for the self insured loss period from March 12, 2003 through December 31, 2008. The April 2009 actuarial report also reflected a reduction in the estimated undiscounted losses of between 0.3% and 0.9% (at various confidence factors) for the Company’s exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003.

Due to the complexity of the actuarial estimation process, there are many factors, trends, and assumptions that must be considered in the development of the actuarial loss estimates and we are not able to quantify and disclose which specific elements are primarily contributing to the overall favorable development in the revised loss estimates of historical occurrence periods. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and litigation management personnel and practices and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers, as well as the improved legal environment resulting from professional liability tort reform efforts in certain key jurisdictions such as Florida and Texas have contributed to the favorable trend in loss development estimates noted during the prior year occurrence periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional service expenses	79.5	77.5	78.0	77.1
Professional liability (benefit) costs	(4.6)	3.7	(0.3)	1.8

Gross profit	25.2	18.8	22.3	21.1
General and administrative expenses	8.8	8.9	8.8	8.7
Management fee and other expenses	0.3	0.2	0.3	0.2
Transaction costs	—	0.1	0.2	0.1
Depreciation and amortization	1.4	1.3	1.3	1.3
Interest expense, net	3.1	2.4	3.4	2.6

Earnings before income taxes	11.6	5.9	8.4	8.3
Provision for income taxes	4.8	2.2	3.4	3.2

Net earnings	6.9%	3.7%	5.0%	5.1%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net Revenue. Net revenue in the three months ended September 30, 2009 increased $54.7 million or 9.4%, to $637.5 million from $582.7 million in the three months ended September 30, 2008. The increase in net revenue resulted primarily from increases in fee for service revenue of $53.7 million, contract revenue of $0.7 million and other revenue of $0.3 million. In the three months ended September 30, 2009, fee for service revenue was 81.4% of net revenue compared to 79.8% in 2008, contract revenue was 17.6% of net revenue in 2009 compared to 19.1% in 2008 and other revenue was 1.0% in 2009 compared to 1.1% in 2008.

Provision for Uncollectibles. The provision for uncollectibles was $274.5 million in the three months ended September 30, 2009 compared to $248.4 million in the corresponding period in 2008, an increase of $26.1 million or 10.5%. The provision for uncollectibles as a percentage of net revenue was 43.1% in 2009 compared with 42.6% in 2008. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision is due to annual increases in gross fee schedules and increases in patient volume and procedures. For the three months ended September 30, 2009 self pay fee for service visits were approximately 22.4% of the total fee for service visits compared to approximately 22.8% in the same period of 2008.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended September 30, 2009 increased $28.7 million, or 8.6%, to $363.0 million from $334.3 million in the three months ended September 30, 2008. Same contract revenue, which consists of contracts under management in both periods, increased $23.2 million, or 7.5%, to $331.0 million in 2009 compared to $307.9 million in 2008. In the third quarter of 2009, same contract revenue less provision benefited from increases in billed patient volume which resulted in same contract growth of 4.9%, and increases in estimated collections per billing unit, which contributed 2.2% of same contract growth between quarters. The increase in the estimated collections per billing unit is attributable to annual increases in gross charges, managed care pricing improvements, increased Medicare pricing and net changes in valuation adjustments in both periods offset by changes in payer mix between periods. Contract and other revenue contributed approximately 0.4% of same contract growth between periods. Growth in contract and other revenue between periods was constrained due to decreases in our locum tenens and radiology operations. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $25.0 million partially offset by $22.0 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $2.4 million of growth between periods.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended September 30,
	2008	2009
	(In thousands)
Same contracts:
Fee for service revenue	$204,294	$226,032
Contract and other revenue	103,570	104,995

Total same contracts	307,864	331,027
New contracts, net of terminations:
Fee for service revenue	13,070	15,808
Contract and other revenue	13,368	13,697

Total new contracts, net of terminations	26,438	29,505
Acquired contracts:
Fee for service revenue	—	2,449
Contract and other revenue	—	—

Total acquired contracts	—	2,449
Consolidated:
Fee for service revenue	217,364	244,289
Contract and other revenue	116,938	118,692

Total net revenue less provision for uncollectibles	$334,302	$362,981

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended September 30,
	2008	2009
	(In thousands)
Fee for service visits and procedures:
Same contract	1,721	1,843
New and acquired contracts, net of terminations	127	160

Total fee for service visits and procedures	1,848	2,003

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $281.2 million in the three months ended September 30, 2009 compared to $265.6 million in the three months ended September 30, 2008, an increase of $15.6 million, or 5.9%. The increase included an increase of approximately $12.5 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis and an increase in billing costs. Also contributing to the increase in expense was $2.2 million related to our acquisitions and $0.9 million related to new sales net of terminated contracts. Professional service expenses as a percentage of net revenue less provision for uncollectibles declined to 77.5% in the three months ended September 30, 2009 compared to 79.5% in the three months ended September 30, 2008.

Professional Liability Costs. Professional liability costs were $13.5 million in the three months ended September 30, 2009 compared to a benefit of $15.5 million in the three months ended September 30, 2008. Professional liability costs for the three months ended September 30, 2008 include non-recurring reductions in professional liability reserves related to prior years of $26.5 million resulting from our actuarial study completed in October 2008. Based on the results of the most recent actuarial study completed in October 2009 we determined that no additional reduction of prior year reserves was necessary in the current quarter. Excluding the favorable actuarial adjustment in 2008, professional liability costs increased $2.5 million between periods. The increase is primarily due to costs associated with an increase in provider hours due to acquisitions and growth. Excluding the benefit of prior year reserve adjustments in 2008, professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.7% in 2009 and 3.3% in 2008.

Gross Profit. Gross profit was $68.3 million in the three months ended September 30, 2009 compared to $84.2 million in the same period in 2008. Excluding the impact of the favorable professional liability adjustment in 2008, gross profit increased $10.6 million, or 18.4%. The increase in gross profit, excluding the 2008 professional liability reserve adjustment, is predominately due to the net growth in net revenue less provision for uncollectibles exceeding the increases in professional costs on a same contract basis and the contribution of new and acquired contracts.

Gross profit as a percentage of net revenue less provision for uncollectibles was 18.8% in 2009 compared with 25.2% in 2008. Excluding the impact of the favorable actuarial adjustment in 2008, gross profit as a percentage of revenue increased to 18.8% in 2009 compared to 17.3% for the same period in 2008.

General and Administrative Expenses. General and administrative expenses increased $3.0 million, or 10.3%, to $32.3 million for the three months ended September 30, 2009 from $29.3 million in the three months ended September 30, 2008. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 8.9% in 2009 compared to 8.8% in 2008. The increase in general and administrative expenses is primarily due to increased incentive and deferred compensation plan costs between periods.

Management Fee and Other Expenses. Management fee and other expenses were $0.8 million in the three months ended September 30, 2009 and $1.0 million in the same period in 2008.

Depreciation and Amortization. Depreciation and amortization expense was $4.7 million in the three months ended September 30, 2009 compared to $4.6 million for the three months ended September 30, 2008. The increase of $0.1 million between periods was primarily due to higher depreciation expense related to growth in capital expenditures.

Net Interest Expense. Net interest expense decreased $1.9 million to $8.5 million in the three months ended September 30, 2009, compared to $10.4 million in the corresponding period in 2008, primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facilities between periods.

Transaction Costs. Transaction costs were $0.4 million for the three months ended September 30, 2009 compared to $19,000 for the three months ended September 30, 2008. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Earnings before Income Taxes. Earnings before income taxes in the three months ended September 30, 2009 were $21.5 million compared to $38.9 million in the corresponding period in 2008.

Provision for Income Taxes. The provision for income taxes was $8.0 million in the three months ended September 30, 2009 compared to $16.0 million in the corresponding period in 2008.

Net Earnings. Net earnings were $13.5 million in the three months ended September 30, 2009 compared to $22.9 million in the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net Revenue. Net revenue in the nine months ended September 30, 2009 increased $147.2 million or 8.6%, to $1.9 billion from $1.7 billion in the nine months ended September 30, 2008. The increase in net revenue resulted primarily from increases in fee for service revenue of $135.3 million, contract revenue of $10.0 million and other revenue of $2.0 million. In the nine months ended September 30, 2009, fee for service revenue was 80.8% of net revenue compared to 79.8% in 2008, contract revenue was 18.2% of net revenue in 2009 compared to 19.2% in 2008 and other revenue was 1.0% in both 2009 and 2008.

Provision for Uncollectibles. The provision for uncollectibles was $793.3 million in the nine months ended September 30, 2009 compared to $721.0 million in the corresponding period in 2008, an increase of $72.4 million or 10.0%. The provision for uncollectibles as a percentage of net revenue was 42.5% in 2009 compared with 41.9% in 2008. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision is due to annual increases in gross fee schedules and increases in patient volume and procedures. For the nine months ended September 30, 2009, self pay fee for service visits were approximately 21.9% of the total fee for service visits compared to approximately 22.3% in the same period of 2008.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the nine months ended September 30, 2009 increased $74.8 million, or 7.5%, to $1.1 billion from $999.8 million in the nine months ended September 30, 2008. Same contract revenue, which consists of contracts under management in both periods, increased $51.2 million, or 5.7%, to $946.3 million in 2009 compared to $895.1 million in 2008. For the nine months ended September 30, 2009, growth in same contract revenue less provision benefited 3.2% from increases in billed patient volume while estimated collections per billing unit contributed 2.1% of the growth between periods. The increase in the estimated collections per billing unit is attributable to annual increases in gross charges and managed care pricing improvements in addition to improved Medicare pricing and other valuation adjustments between periods. Contract and other revenue also contributed 0.5% to the increase in same contract revenue between periods. Growth in contract and other revenue between periods was constrained due to decreases in our locum tenens and radiology operations. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $74.4 million partially offset by $58.7 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $8.0 million of growth between periods.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Nine Months Ended September 30,
	2008	2009
	(In thousands)
Same contracts:
Fee for service revenue	$595,505	$641,786
Contract and other revenue	299,604	304,530

Total same contracts	895,109	946,316
New contracts, net of terminations:
Fee for service revenue	56,017	63,941
Contract and other revenue	46,426	54,131

Total new contracts, net of terminations	102,443	118,072
Acquired contracts:
Fee for service revenue	2,247	10,251
Contract and other revenue	8	18

Total acquired contracts	2,255	10,269
Consolidated:
Fee for service revenue	653,769	715,978
Contract and other revenue	346,038	358,679

Total net revenue less provision for uncollectibles	$999,807	$1,074,657

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Nine Months Ended September 30,
	2008	2009
	(In thousands)
Fee for service visits and procedures:
Same contract	5,000	5,231
New and acquired contracts, net of terminations	563	645

Total fee for service visits and procedures	5,563	5,876

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $828.3 million in the nine months ended September 30, 2009 compared to $779.4 million in the nine months ended September 30, 2008, an increase of $48.8 million, or 6.3%. The higher cost between periods includes an increase of approximately $31.6 million associated with increases in the number of provider hours staffed and the average rates paid per hour of provider service and an increase in billing costs on a same contract basis. Also contributing to the increase in expense was $10.9 million related to new sales net of terminated contracts and $6.3 million related to our acquisitions. Professional service expenses as a percentage of net revenue less provision for uncollectibles declined to 77.1% in the nine months ended September 30, 2009 compared to 78.0% in the nine months ended September 30, 2008.

Professional Liability Costs. Professional liability costs were $19.1 million in the nine months ended September 30, 2009 compared to a benefit of $3.0 million in the nine months ended September 30, 2008. Professional liability costs for the nine months ended September 30, 2009 and 2008 include reductions in professional liability reserves related to prior years of $18.8 million in 2009 and $40.3 million in 2008 resulting from actuarial studies completed during the respective periods. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management, and claims management as well as external factors such as tort reform in certain key states continue to contribute to these favorable trends in prior year loss estimates. Excluding the favorable actuarial adjustments in both periods, professional liability costs increased $0.6 million, or 1.6%, between periods. The increase is primarily attributed to an increase in provider hours due to growth and increased provider hours staffed on a same contract basis. Excluding the benefit of prior year reserve adjustments in each period, professional liability costs as a percentage of net revenue less provisions for uncollectibles declined to 3.5% in 2009 from 3.7% in 2008.

Gross Profit. Gross profit was $227.2 million in the nine months ended September 30, 2009 compared to $223.4 million in the same period in 2008. Excluding the impact of the favorable professional liability adjustment in each period, gross profit increased $25.4 million, or 13.9%, to $208.4 million in 2009 from $183.0 million in 2008. The increase in gross profit, excluding the impact of the professional liability adjustments in both periods, is predominately due to the growth in net revenue less provision for uncollectibles exceeding the increases in professional costs on a same contract basis and the contribution of new and acquired contracts.

Gross profit as a percentage of net revenue less provision for uncollectibles was 21.1% in 2009 compared with 22.3% in 2008. Excluding the impact of the favorable actuarial adjustments in both periods, gross profit as a percentage of revenue increased to 19.4% in 2009 from 18.3% in 2008.

General and Administrative Expenses. General and administrative expenses increased $4.9 million, or 5.6%, to $93.2 million for the nine months ended September 30, 2009 from $88.3 million in the nine months ended September 30, 2008. General and administrative expenses as a percentage of net revenue less provision for uncollectibles decreased to 8.7% in 2009 from 8.8% in 2008. The increase in general and administrative expenses is primarily due to increased incentive and deferred compensation plan costs offset by declines in other administrative expenses between periods.

Management Fee and Other Expenses. Management fee and other expenses were $2.3 million in the nine months ended September 30, 2009 and $2.7 million in the same period in 2008.

Depreciation and Amortization. Depreciation and amortization expense was $14.0 million in the nine months ended September 30, 2009 compared to $12.6 million for the nine months ended September 30, 2008. The increase of $1.5 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2008 and 2009 and higher depreciation expense related to growth in capital expenditures.

Net Interest Expense. Net interest expense decreased $6.4 million to $27.7 million in the nine months ended September 30, 2009, compared to $34.0 million in the corresponding period in 2008 primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facilities between periods.

Transaction Costs. Transaction costs were $0.6 million for the nine months ended September 30, 2009 compared to $1.8 million for the nine months ended September 30, 2008. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the period. The reduction in costs between periods is due to a terminated acquisition effort during 2008.

Earnings before Income Taxes. Earnings before income taxes in the nine months ended September 30, 2009 were $89.5 million compared to $83.9 million in the corresponding period in 2008.

Provision for Income Taxes. The provision for income taxes was $34.2 million in the nine months ended September 30, 2009 compared to $33.9 million in the corresponding period in 2008.

Net Earnings. Net earnings were $55.2 million in the nine months ended September 30, 2009 compared to $50.1 million in the nine months ended September 30, 2008.

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

Cash provided by operating activities in the nine months ended September 30, 2009 was $84.6 million compared to $62.9 million in the corresponding period in 2008. The $21.8 million increase in cash provided by operating activities was principally due to an improvement in profitability, a lower level of accounts receivable funding and a reduction in interest payments during the first nine months of 2009 compared to the same period in 2008. Cash used in investing activities in the nine months ended September 30, 2009 was $13.1 million compared to $21.2 million in the same period of 2008. The $8.1 million decrease in cash used in investing activities was principally due to a decrease in cash payments made related to acquisitions, a decrease in capital expenditures and a decrease in net purchases of investments between periods at the captive insurance subsidiary. Cash used in financing activities in the nine months ended September 30, 2009 was $4.9 million compared to $5.0 million in the nine months ended September 30, 2008.

We spent $5.2 million in the first nine months of 2009 and $7.3 million in the first nine months of 2008 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives. The $2.1 million decrease between periods is mainly attributable to higher expenditures in the prior period related to certain capital projects completed during 2008.

We are highly leveraged. As of September 30, 2009, we had $612.1 million in aggregate indebtedness consisting of $409.1 million of our term loan and $203.0 million of the Notes, with an additional $110.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.5 million of undrawn letters of credit and before consideration of any potential reduction associated with the CIT bankruptcy).

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

During the nine months ended September 30, 2008, we entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore in the nine months ended September 30, 2009, we have recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $0.1 million as a component of other comprehensive earnings.

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

As of September 30, 2009, we had total cash and cash equivalents of approximately $113.0 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of September 30, 2009. Our ongoing cash needs for the nine months ended September 30, 2009 were substantially met from internally generated operating sources. As of September 30, 2009 there were no amounts outstanding under the revolving credit facility.

During the nine months ended September 30, 2009, $2.8 million in payments were made related to our current year acquisition and no contingent consideration was paid on prior year acquisitions. For the same period in 2008, $7.5 million in payments were made related to acquisitions or contingent consideration paid on a prior year acquisition. Future contingent payment obligations are estimated to be approximately $18.3 million (without giving effect to a $7.5 million contingent payment made on October 1, 2009) as of September 30, 2009.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of September 30, 2009, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $95.6 million. Investments of captive insurance are carried at fair market value and as of September 30, 2009 reflected $3.7 million of net unrealized gains. Effective June 1, 2009, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2010. In connection with this renewal, we have paid cash premiums of approximately $11.5 million to the commercial insurance carrier. We also expect to pay premiums to the captive insurance subsidiary of $7.9 million through December 31, 2009. For the nine months ended September 30, 2009, we also funded a total of $4.2 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net earnings	$22,930	$13,500	$50,063	$55,231
Interest expense, net	10,438	8,549	34,033	27,671
Provision for income taxes	15,986	8,001	33,885	34,230
Depreciation and amortization	4,553	4,696	12,559	14,028
Management fee and other expenses(a)	960	804	2,745	2,324
Restricted unit expense(b)	163	187	439	558
Insurance subsidiary interest income	1,173	640	3,040	2,138
Severance and other charges	(118)	(22)	1,340	301
Transaction costs(c)	19	419	1,805	578

Adjusted EBITDA*	$56,104	$36,774	$139,909	$137,059

*	Adjusted EBITDA totals are not adjusted for the favorable effects of professional liability loss reserve adjustments associated with prior years of $0 and $26,529 for the three months ended September 30, 2009 and 2008, respectively, and $18,824 and $40,364 for the nine months ended September 30, 2009 and 2008, respectively. Adjusting for the effects of professional liability loss reserve adjustments associated with prior years, Adjusted EBITDA would have been reduced to $36,774 and $29,575 for the three months ended September 30, 2009 and 2008, respectively, and $118,235 and $99,545 for the nine months ended September 30, 2009 and 2008, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(a)	Reflects sponsor management fee, loss on disposal of assets and realized gain on investments.
(b)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 Unit Plan.
(c)	Reflects expenses associated with acquisition transaction fees.

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

Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which was primarily codified into Topic 350 “Intangibles—Goodwill and Other” in the Accounting Standards Codification (“ASC”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and require enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Our adoption of the provisions of this guidance, as of January 1, 2009, did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an accounting standard update (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) to ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”). This accounting standard update provides additional guidance for estimating fair value in accordance with when the volume and level of activity for the asset or liability have significantly decreased. This update also includes guidance on identifying circumstances that indicate a transaction is not orderly and it emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The provisions of this accounting standard update were effective for interim and annual reporting periods ending after June 15, 2009, and were applied prospectively. The implementation of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an accounting standard update (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) to ASC Topic 825, “Financial Instruments”. This accounting standard update requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The update was effective for interim and annual reporting periods ending after June 15, 2009. The implementation of the requirements of this update did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an accounting standard update (formerly FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) to ASC Topic 320, “Investments—Debt and Equity Securities”, to amend the other-than-temporary impairment guidance in debt securities to be based on intent and not more likely than not that we would be required to sell the security before recovery and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855 (formerly SFAS No. 165), “Subsequent Events”, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted this pronouncement for the quarter ended June 30, 2009. The adoption did not have an effect on subsequent events that we report, either through recognition or disclosure, in our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105 (formerly SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (ASC Topic 105-10). ASC Topic 105-10 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered non-authoritative. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. Therefore, we adopted ASC Topic 105 for the reporting in our 2009 third quarter. The adoption did not have a significant impact of the reporting of our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities.

At September 30, 2009, the fair value of the Company’s total debt, which has a carrying value of $612.1 million, was approximately $602.3 million. The Company had $409.1 million of variable debt outstanding at September 30, 2009. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2008, the Company’s interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $3.1 million for the nine months ended September 30, 2009. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2008.

Item 4T.	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2009, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Formation of Team Health Holdings, LLC*

3.2	Amended and Restated Limited Liability Agreement of Team Health Holdings, LLC, dated November 22, 2005*

3.3	Certificate of the Merger of Team Health Holdings LLC and Ensemble Acquisition, LLC, dated November 17, 2005*

3.4	Certificate of Formation of Team Finance LLC*

3.5	Limited Liability Company Agreement of Team Finance LLC*

3.6	Certificate of Incorporation of Health Finance Corporation*

3.7	By-laws of Health Finance Corporation*

3.8	Amendment No 1 to the Team Health Holdings, LLC Amended and Restated Limited Liability Company Agreement.

31.1	Certification by Greg Roth for Team Finance LLC dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Greg Roth for Health Finance Corporation dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Greg Roth for Team Finance LLC dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Greg Roth for Health Finance Corporation dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated exhibits in the Company’s Registration Statement on Form S-4 dated March 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

TEAM FINANCE LLC HEALTH FINANCE CORPORATION

/S/ GREG ROTH
Greg Roth Chief Executive Officer

November 2, 2009

/S/ DAVID P. JONES
David P. Jones Chief Financial Officer

November 2, 2009

EXHIBIT INDEX

3.1	Certificate of Formation of Team Health Holdings, LLC*

3.2	Amended and Restated Limited Liability Agreement of Team Health Holdings, LLC, dated November 22, 2005*

3.3	Certificate of the Merger of Team Health Holdings LLC and Ensemble Acquisition, LLC, dated November 17, 2005*

3.4	Certificate of Formation of Team Finance LLC*

3.5	Limited Liability Company Agreement of Team Finance LLC*

3.6	Certificate of Incorporation of Health Finance Corporation*

3.7	By-laws of Health Finance Corporation*

3.8	Amendment No 1 to the Team Health Holdings, LLC Amended and Restated Limited Liability Company Agreement.

31.1	Certification by Greg Roth for Team Finance LLC dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Greg Roth for Health Finance Corporation dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Greg Roth for Team Finance LLC dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Greg Roth for Health Finance Corporation dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated November 2, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated exhibits in the Company’s Registration Statement on Form S-4 dated March 16, 2006.